Form 10-Q
period 2013-09-30
SAFEGUARD SCIENTIFICS INC
filed 2013-10-25
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2013
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ___________
Commission File Number 1-5620
______________________________________________________________________________________________
Safeguard Scientifics, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Pennsylvania
(State or other jurisdiction of	23-1609753
incorporation or organization)	(I.R.S. Employer ID No.)

435 Devon Park Drive
Building 800
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)
(610) 293-0600
Registrant’s telephone number, including area code
______________________________________________________________________________________________
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
Yes  ☐    No  ☑
Number of shares outstanding as of October 24, 2013
Common Stock 21,518,410

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$108,694	$66,029
Cash held in escrow	—	6,434
Marketable securities	54,132	110,957
Restricted marketable securities	5	10
Prepaid expenses and other current assets	1,275	2,408
Total current assets	164,106	185,838
Property and equipment, net	160	193
Ownership interests in and advances to partner companies and funds (of which $14,560 and $20,972 are measured at fair value at September 30, 2013 and December 31, 2012, respectively)	143,048	148,639
Loan participations receivable	8,279	7,085
Available-for-sale securities	32	58
Long-term marketable securities	3,292	29,059
Other assets	2,826	3,272
Total Assets	$321,743	$374,144
LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$470	$—
Accounts payable	374	610
Accrued compensation and benefits	3,552	4,050
Accrued expenses and other current liabilities	3,540	2,601
Total current liabilities	7,936	7,261
Other long-term liabilities	3,814	3,921
Convertible senior debentures—non-current	49,221	48,991
Total Liabilities	60,971	60,173
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,519 and 20,968 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,152	2,097
Additional paid-in capital	822,170	815,946
Accumulated deficit	(563,564)	(504,072)
Accumulated other comprehensive income	14	—
Total Equity	260,772	313,971
Total Liabilities and Equity	$321,743	$374,144
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited—In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative expense	$4,835	$4,790	$16,924	$14,681
Operating loss	(4,835)	(4,790)	(16,924)	(14,681)
Other income (loss), net	(4,224)	91	(6,191)	7,994
Interest income	572	696	2,096	2,190
Interest expense	(1,077)	(1,461)	(3,220)	(4,369)
Equity loss	(9,866)	(3,293)	(35,253)	(19,688)
Net loss before income taxes	(19,430)	(8,757)	(59,492)	(28,554)
Income tax benefit (expense)	—	—	—	—
Net loss	$(19,430)	$(8,757)	$(59,492)	$(28,554)
Net loss per share:
Basic and diluted	$(0.90)	$(0.42)	$(2.80)	$(1.36)
Weighted average shares used in computing basic and diluted loss per share:	21,494	20,999	21,245	20,935

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited – In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(19,430)	$(8,757)	$(59,492)	$(28,554)
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	14	(1,390)	(26)	4,410
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net loss	—	94	40	238
Total comprehensive loss	$(19,416)	$(10,053)	$(59,478)	$(23,906)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net cash used in operating activities	$(16,299)	$(12,616)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	2,603	14,526
Advances and loans to companies	(9,350)	(13,315)
Origination fees on mezzanine loans	42	74
Acquisitions of ownership interests in companies and funds	(28,718)	(21,719)
Increase in marketable securities	(47,072)	(209,876)
Decrease in marketable securities	129,664	226,133
Repayment of advances and loans to companies	1,044	3,214
Capital expenditures	(37)	(25)
Proceeds from sale of discontinued operations, net	6,434	—
Net cash provided by (used in) investing activities	54,610	(988)
Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(43)	—
Issuance of Company common stock, net	4,397	1,568
Net cash provided by financing activities	4,354	1,568
Net Increase (Decrease) in Cash and Cash Equivalents	42,665	(12,036)
Cash and Cash Equivalents at beginning of period	66,029	83,187
Cash and Cash Equivalents at end of period	$108,694	$71,151
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

	Total Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance — December 31, 2012	$313,971	$(504,072)	$—	20,968	$2,097	$815,946
Net loss	(59,492)	(59,492)	—	—	—	—
Stock options exercised, net	4,397	—	—	551	55	4,342
Issuance of restricted stock, net	74	—	—	—	—	74
Stock-based compensation expense	1,808	—	—	—	—	1,808
Other comprehensive income	14	—	14	—	—	—
Balance — September 30, 2013	$260,772	$(563,564)	$14	21,519	$2,152	$822,170
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

	September 30, 2013	December 31, 2012
	(In thousands) (Unaudited)
Fair value	$14,560	$20,972
Equity Method:
Partner companies	108,249	102,931
Private equity funds	3,606	3,810
	111,855	106,741
Cost Method:
Partner companies	12,530	10,000
Private equity funds	2,518	2,634
	15,048	12,634
Advances to partner companies	1,585	8,292
	$143,048	$148,639
Loan participations receivable	$8,279	$7,085
Available-for-sale securities	$32	$58
The Company recognized an impairment charge of $1.3 million in the three months ended September 30, 2013 related to PixelOptics, Inc. (“PixelOptics”) which is reflected in Equity loss in the Consolidated Statements of Operations. The impairment was based on PixelOptics' inability to raise additional capital from independent sources to continue its operations. The Company previously recorded impairment charges of $9.9 million and $3.7 million related to PixelOptics in the second quarters of 2013 and 2012, respectively. The adjusted carrying value of PixelOptics at September 30, 2013 was $0. The Company believes it is unlikely it will recover any of its capital.
For the three and nine months ended September 30, 2013, the Company recognized an unrealized loss of $4.8 million and $6.4 million, respectively, on the mark-to-market of its holdings in NuPathe Inc. (“NuPathe”), which is included in Other income (loss), net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited summarized results of operations for the six months ended June 30, 2013 and 2012 for PixelOptics have been compiled from the unaudited financial statements of PixelOptics. The results of PixelOptics are reported on a one quarter lag.

	Six Months Ended June 30,
	2013	2012
	(In thousands) (Unaudited)
Results of Operations:
Revenue	$800	$569
Operating loss	$(12,219)	$(16,172)
Net loss	$(14,838)	$(16,925)

3. Acquisitions of Ownership Interests in Partner Companies and Funds
In September and June 2013, the Company funded an aggregate of $0.6 million of convertible bridge loans to Alverix, Inc. (“Alverix”). The Company had previously deployed an aggregate of $8.8 million in Alverix. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care testing. The Company accounts for its interest in Alverix under the equity method.
In August 2013, the Company acquired a 34.4% primary ownership interest in Quantia, Inc. ("Quantia") for $7.5 million. Quantia provides a mobile and web-based physician relationship management platform, QuantiaMD, which enables principal participants throughout the healthcare spectrum, including health systems, payers, pharmaceutical companies and medical device companies, to engage and interact with their physicians. The Company accounts for its interest in Quantia under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Quantia was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2013, the Company deployed an additional $1.1 million into DriveFactor, Inc. ("DriveFactor"). The Company previously deployed an aggregate of $3.5 million in DriveFactor. DriveFactor is a provider of telematics technology and statistical analysis of driving data. The Company accounts for its interest in DriveFactor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of DriveFactor was allocated to goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2013, the Company deployed $5.0 million in Clutch Holdings, Inc. (“Clutch”). The Company previously had acquired an interest in Clutch in February 2013 for $0.5 million. In conjunction with the most recent funding, the Company’s primary ownership interest in Clutch increased from 6.5% to 24.0%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Clutch. The difference between the Company's cost and its interest in the underlying net assets of Clutch was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets. The change in accounting treatment for the Company’s holdings in Clutch from the cost method to the equity method had no effect on the Consolidated Financial Statements of any prior period. Clutch is a mobile commerce platform that unifies applications associated with gifting, loyalty and shopping programs to improve the customer experience.
In July 2013, the Company funded $1.0 million of a convertible bridge loan to Crescendo Bioscience, Inc. (“Crescendo Bioscience”). The Company previously had acquired an interest in Crescendo Bioscience in December 2012 for $10.0 million. Crescendo Bioscience is a molecular diagnostics laboratory focused on rheumatology. The Company accounts for its ownership interest in Crescendo Bioscience under the cost method.
During the nine months ended September 30, 2013, the Company funded $2.3 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding were $2.2 million for participation in a loan and $0.1 million for participation in equity of the borrower acquired by Penn Mezzanine.
During the nine months ended September 30, 2013, the Company funded an aggregate of $5.3 million of a convertible bridge loan to PixelOptics. The Company previously deployed an aggregate of $31.6 million in PixelOptics. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method. As previously noted, the adjusted carrying value of PixelOptics at September 30, 2013 was $0.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2013, the Company deployed an additional $5.3 million into Medivo, Inc. (“Medivo”). The Company had previously acquired an interest in Medivo in November 2011 for $6.3 million. Medivo is a cloud-based health monitoring platform that connects doctors, consumers and clinical labs. The Company accounts for its interest in Medivo under the equity method. With respect to the June 2013 deployment, the difference between the Company’s cost and its incremental interest in the underlying net assets of Medivo was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
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
In March 2013, the Company deployed an additional $1.7 million into Lumesis, Inc. (“Lumesis”). The Company had previously acquired an interest in Lumesis in February 2012 for $2.2 million. Lumesis is a financial technology company that is dedicated to delivering software solutions and comprehensive, timely data to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Lumesis was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In February 2013, the Company acquired a 27.6% primary ownership interest in Pneuron Corporation (“Pneuron”) for $5.0 million. Pneuron helps enterprise companies reduce the time and cost of application development by building solutions across heterogeneous databases and applications. The Company accounts for its ownership interest in Pneuron under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Pneuron was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In January 2013, the Company acquired a 7.7% primary interest in Sotera Wireless, Inc. (“Sotera Wireless”). The Company deployed $1.3 million into Sotera Wireless and acquired additional shares from a previous investor for $1.2 million. Sotera Wireless is a medical device company that has developed a wireless patient monitoring platform that is designed to keep clinicians connected to their patients. The Company accounts for its interest in Sotera Wireless under the cost method.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Carrying Value	Fair Value Measurement at September 30, 2013
		Level 1	Level 2	Level 3
	(In thousands) (Unaudited)
Cash and cash equivalents	$108,694	$108,694	$—	$—
Restricted marketable securities	5	5	—	—
Ownership interest in common stock of NuPathe	12,437	12,437	—	—
Ownership interest in warrants and options of NuPathe	2,123	—	—	2,123
Available-for-sale securities	32	32	—	—
Warrant participations	417	—	—	417
Marketable securities—held-to-maturity:
Commercial paper	$23,749	$23,749	$—	$—
U.S. Treasury Bills	16,181	16,181	—	—
Government agency bonds	2,645	2,645	—	—
Certificates of deposit	14,849	14,849	—	—
Total marketable securities	$57,424	$57,424	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3
	(In thousands) (Unaudited)
Cash and cash equivalents	$66,029	$66,029	$—	$—
Cash held in escrow	6,434	6,434	—	—
Restricted marketable securities	10	10	—	—
Ownership interest in common stock of NuPathe	8,897	8,897	—	—
Ownership interest in preferred stock, warrants and options of NuPathe	12,075	—	—	12,075
Available-for-sale securities	58	58	—	—
Warrant participations	423	—	—	423
Marketable securities—held-to-maturity:
Commercial paper	$50,932	$50,932	$—	$—
U.S. Treasury Bills	21,352	21,352	—	—
Government agency bonds	45,909	45,909	—	—
Certificates of deposit	21,823	21,823	—	—
Total marketable securities	$140,016	$140,016	$—	$—
As of September 30, 2013, $54.1 million of marketable securities had contractual maturities which were less than one year and $3.3 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company recorded an impairment charge of $1.3 million related to PixelOptics in the three months ended September 30, 2013, measured as the amount by which PixelOptics’ carrying value exceeded its estimated fair value.  The Company also recorded an impairment charge of $9.9 million related to PixelOptics in the three months ended June 30, 2013. The fair market value of the Company’s equity ownership in PixelOptics was determined to be $0 at September 30, 2013 based on Level 3 inputs as defined above.  The inputs and valuation techniques used were primarily an evaluation of discounted cash flows for PixelOptics.
The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows and valuation of comparable public companies.  The Company recorded an impairment charge of $0.3 million related to its Penn Mezzanine debt and equity participations in the second quarter of 2013 measured as the amount by which the carrying value of the Company’s participation in the debt, equity and warrant interests acquired by Penn Mezzanine exceeded their estimated fair values.
The Company’s ownership interests in NuPathe are accounted for at fair value. In February 2013, the Company converted its 2,500 shares of preferred stock units, acquired in October 2012, into 2.5 million shares of common stock in NuPathe. The preferred stock units had been valued using Level 3 inputs. The fair value of the Company’s ownership interest in NuPathe’s common stock was measured using quoted market prices for NuPathe’s common stock as traded on the NASDAQ Global Market, which is considered a Level 1 input under the valuation hierarchy. The fair value of the Company’s ownership interest in NuPathe’s warrants and options was measured using a Black-Scholes option pricing model, which is based on Level 3 inputs as defined above.

5. Convertible Debentures and Credit Arrangements
The carrying values of the Company’s convertible senior debentures were as follows:

	September 30, 2013	December 31, 2012
	(In thousands) (Unaudited)
Convertible senior debentures due 2018	$49,221	$48,483
Convertible senior debentures due 2014	29	67
Convertible senior debentures due 2024	441	441
	49,691	48,991
Less: current portion	(470)	—
Convertible senior debentures – non current	$49,221	$48,991
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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of the Company’s common stock at September 30, 2013 was $15.69.
On or after November 15, 2016, the Company may redeem for cash any of the 2018 Debentures if the last reported sale price of the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the trading day before the date that notice of redemption is given, including the last trading

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At September 30, 2013, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $59.4 million, based on the midpoint of the bid and ask prices as of such date. At September 30, 2013, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $5.8 million and the net carrying value of the liability component was $49.2 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.7 million of such expense for the nine months ended September 30, 2013. The effective interest rate on the 2018 Debentures is 8.7%.
Convertible Senior Debentures due 2024
In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). At September 30, 2013, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The remaining 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.
Convertible Senior Debentures due 2014
In March 2010, the Company issued an aggregate of $46.9 million of the 2014 Debentures. As noted above, in November 2012, the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest.
Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2013 was $43.7 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands) (Unaudited)
General and administrative expense	$510	$317	$1,808	$1,546
	$510	$317	$1,808	$1,546
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
At September 30, 2013, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	market–based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the nine months ended September 30, 2013 and 2012, respectively, the Company did not issue any market-based option awards to employees. During the nine months ended September 30, 2013 and 2012, respectively, no options vested based on achievement of market capitalization targets. During the three months ended September 30, 2013, 499 thousand unvested market-based awards expired by their terms. The Company recorded compensation expense related to market-based option awards of $0.0 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2013 attainable under these grants was 457 thousand shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2013 and 2012, respectively, the Company did not issue any performance-based awards to employees. During the nine months ended September 30, 2013 and 2012, respectively, 0 and 14 thousand performance-based awards vested. During the nine months ended September 30, 2013 and 2012, respectively, 16 thousand and 0 performance-based awards were canceled or forfeited. The Company recorded compensation expense related to performance-based option awards of $0.1 million and $0.0 million for the three months ended September 30, 2013 and 2012, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. The maximum number of unvested shares at September 30, 2013 attainable under these option grants was 795 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2013 and 2012, respectively, the Company issued 39 thousand and 46 thousand service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.2

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $0.1 million for the three months ended September 30, 2013 and 2012, and $0.4 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013 and 2012, respectively, the Company issued 46 thousand and 23 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.3 million and $0.1 million for the three months ended September 30, 2013 and 2012, and $1.0 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, the Company issued five thousand unrestricted shares to members of its advisory board, and recorded expense of $0.1 million related to these awards.
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2013 and 2012. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax benefit related to the net operating losses that would have been recognized in the three and nine months ended September 30, 2013 and 2012 were offset by changes in the valuation allowance.
During the three and nine months ended September 30, 2013, the Company had no material changes in uncertain tax positions.

8. Net Loss Per Share
The calculations of net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands except per share data) (Unaudited)
Basic and Diluted:
Net loss	$(19,430)	$(8,757)	$(59,492)	$(28,554)
Weighted average common shares outstanding	21,494	20,999	21,245	20,935
Net loss per share	$(0.90)	$(0.42)	$(2.80)	$(1.36)
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
The following potential shares of common stock and their effects on net loss were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•
For the three and nine months ended September 30, 2013 and 2012, options to purchase 2.3 million and 3.1 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 for both periods, were excluded from the calculations.

•
For the three and nine months ended September 30, 2013 and 2012, unvested restricted stock units, performance stock units and DSUs convertible into 0.3 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

•	For the three and nine months ended September 30, 2013, 3.0 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.

•
For the three and nine months ended September 30, 2012, 2.8 million shares of common stock representing the effect of the assumed conversion of the 2014 Debentures, were excluded from the calculations.

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
As of September 30, 2013, the Company held interests in 22 non-consolidated partner companies which are included in the Healthcare and Technology segments. Included in the Penn Mezzanine segment are the Company’s interests in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine.
The Company’s active partner companies by segment were as follows as of September 30, 2013:

Healthcare
Partner Company	Safeguard Primary Ownership as of September 30, 2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	Equity
Alverix, Inc.	49.2%	Equity
Crescendo Bioscience, Inc.	12.6%	Cost
Good Start Genetics, Inc.	30.0%	Equity
Medivo, Inc.	34.5%	Equity
NovaSom, Inc.	30.3%	Equity
NuPathe Inc.	16.5%	Fair value (1)
PixelOptics, Inc.	24.6%	Equity
Putney, Inc.	27.6%	Equity
Quantia, Inc.	34.4%	Equity
Sotera Wireless, Inc.	7.4%	Cost

Technology
Partner Company	Safeguard Primary Ownership as of September 30, 2013	Accounting Method
AppFirst, Inc.	34.5%	Equity
Beyond.com, Inc.	38.2%	Equity
Bridgevine, Inc.	22.7%	Equity
Clutch Holdings, Inc.	24.0%	Equity
DriveFactor, Inc.	40.6%	Equity
Hoopla Software, Inc.	25.3%	Equity
Lumesis, Inc.	44.2%	Equity
MediaMath, Inc.	22.5%	Equity
Pneuron Corporation	27.6%	Equity
Spongecell, Inc.	23.0%	Equity
ThingWorx, Inc.	39.8%	Equity
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2013, the Company has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P., which is included in the Penn Mezzanine segment. The Company accounts for its interest under the equity method.
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
Management evaluates the Healthcare and Technology segments’ performance based on net income (loss) which is impacted by the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges and gain (loss) on the sale of equity and cost method partner companies.
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
As of September 30, 2013 and December 31, 2012, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, and marketable securities of $166.1 million and $212.5 million, at September 30, 2013 and December 31, 2012, respectively.

	Three Months Ended September 30, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands) (Unaudited)
Operating loss	$—	$—	$(4)	$(4)	$(4,831)	$(4,835)
Interest income	—	—	394	394	178	572
Equity income (loss)	(6,553)	(3,490)	(92)	(10,135)	269	(9,866)
Net income (loss)	(11,325)	(3,490)	845	(13,970)	(5,460)	(19,430)
Segment Assets:
September 30, 2013	72,563	64,393	12,873	149,829	171,914	321,743
December 31, 2012	83,500	58,753	12,153	154,406	219,738	374,144

	Three months ended September 30, 2012
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands) (Unaudited)
Operating loss	$—	$—	$(2)	$(2)	$(4,788)	$(4,790)
Interest income	—	—	322	322	374	696
Equity income (loss)	(5,727)	2,508	(72)	(3,291)	(2)	(3,293)
Net income (loss)	(5,811)	2,508	423	(2,880)	(5,877)	(8,757)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands) (Unaudited)
Operating loss	$—	$—	$(13)	$(13)	$(16,911)	$(16,924)
Interest income	—	—	1,118	1,118	978	2,096
Equity income (loss)	(27,303)	(7,990)	(256)	(35,549)	296	(35,253)
Net income (loss)	(33,665)	(7,990)	1,173	(40,482)	(19,010)	(59,492)

	Nine Months Ended September 30, 2012
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands) (Unaudited)
Operating loss	$—	$—	$(6)	$(6)	$(14,675)	$(14,681)
Interest income	—	—	1,170	1,170	1,020	2,190
Equity income (loss)	(20,886)	1,463	(260)	(19,683)	(5)	(19,688)
Net income (loss)	(11,991)	1,463	340	(10,188)	(18,366)	(28,554)

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
The Company had outstanding guarantees of $3.8 million at September 30, 2013.
The Company has committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2013. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.
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
In connection with the Bundle Transaction, the Company agreed to continue its guarantee of the Laureate Biopharma, Inc. Princeton, New Jersey facility lease, subject to certain conditions. During the three months ended September 30, 2013, the Company obtained the release of its obligation at no expense to the Company.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.7 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2013.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $2.4 million at September 30, 2013. During the second quarter of 2013, a Company executive terminated his employment for “good reason.”  As a result of the termination, the Company recognized a severance charge of $0.9 million. During the three months ended September 30, 2013, substantially all the payments required to be made by the Company related to the severance charge were paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which Safeguard's partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors” in Safeguard's Annual Report on Form 10-K and updated, as applicable, in “Factors that May Affect Future Results” and Item 1A. “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
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
Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheets. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, and net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of September 30, 2013, we did not hold a controlling interest in any of our partner companies.
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
On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses was $2.3 million and $2.0 million as of September 30, 2013 and December 31, 2012, respectively.
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
Our management evaluates the Healthcare and Technology segments’ performance based on net income (loss) which is impacted by the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges and gain (loss) on the sale of equity and cost method partner companies.
Our management evaluates the Penn Mezzanine segment performance based on the performance of the debt and equity interests in which we participate. This includes an evaluation of the future cash flows associated interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which we participate.

Other items include certain expenses, which are not identifiable to the operations of our operating business segments. Other items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, interest income, interest expense, and other income (loss) and equity income (loss) related to private equity holdings. Other items also include income taxes, which are reviewed by management independent of segment results.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Healthcare	$(11,325)	$(5,811)	$(33,665)	$(11,991)
Technology	(3,490)	2,508	(7,990)	1,463
Penn Mezzanine	845	423	1,173	340
Total segments	(13,970)	(2,880)	(40,482)	(10,188)
Other items:
Corporate operations	(5,460)	(5,877)	(19,010)	(18,366)
Income tax benefit (expense)	—	—	—	—
Total other items	(5,460)	(5,877)	(19,010)	(18,366)
Net loss	$(19,430)	$(8,757)	$(59,492)	$(28,554)
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
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we are actively involved in influencing the development, usually through board representation in addition to our equity ownership.
For purposes of the following listing of our Healthcare and Technology partner companies, we omit from the listing companies in which we have since sold our interest or which we no longer consider to be active partner companies because we no longer actively influence the operations of such entities.

Healthcare
The following active partner companies as of September 30, 2013 were included in Healthcare:

	Safeguard Primary Ownership as of September 30,
Partner Company	2013	2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	Equity
Alverix, Inc.	49.2%	49.2%	Equity
Crescendo Bioscience, Inc.	12.6%	NA	Cost
Good Start Genetics, Inc.	30.0%	29.2%	Equity
Medivo, Inc.	34.5%	30.0%	Equity
NovaSom, Inc.	30.3%	30.3%	Equity
NuPathe Inc.	16.5%	17.8%	Fair value (1)
PixelOptics, Inc.	24.6%	24.6%	Equity
Putney, Inc.	27.6%	27.6%	Equity
Quantia, Inc.	34.4%	NA	Equity
Sotera Wireless, Inc.	7.4%	NA	Cost
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

Results of operations for the Healthcare segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Other income (loss), net	$(4,772)	$(84)	$(6,362)	$8,895
Equity loss	(6,553)	(5,727)	(27,303)	(20,886)
Net loss	$(11,325)	$(5,811)	$(33,665)	$(11,991)
Three months ended September 30, 2013 versus the three months ended September 30, 2012
Other Income (Loss), Net. Other income (loss), net increased $4.7 million for the three months ended September 30, 2013, compared to the prior year period. Other income (loss), net for the three months ended September 30, 2013 reflected an unrealized loss of $4.8 million on the mark-to-market of our holdings in NuPathe. Other income (loss), net for the three months ended September 30, 2012 reflected a $0.1 million impairment charge on our holdings in Tengion, Inc. ("Tengion").
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
Equity loss for the Healthcare segment increased $0.8 million in the three months ended September 30, 2013 compared to the prior year period.  The increase in equity loss was primarily driven by an impairment charge of $1.3 million related to PixelOptics which was recognized in the three months ended September 30, 2013. The impairment recognized in the third quarter of 2013 was based on PixelOptics' inability to raise additional capital from independent sources to continue its operations. The increase was partially offset by smaller losses incurred by partner companies in the Healthcare segment in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Nine months ended September 30, 2013 versus the nine months ended September 30, 2012
Other Income (Loss), Net. Other income (loss), net decreased $15.3 million for the nine months ended September 30, 2013, compared to the prior year period.  Other income (loss), net for the nine months ended September 30, 2013 reflected an unrealized loss of $6.4 million related to the mark-to-market of our holdings in NuPathe.  Other income (loss), net for the nine months ended September 30, 2012 reflected a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Avid to Eli Lilly and Company in December 2010, as well as a $5.6 million gain related to the achievement of the initial milestone associated with the Avid transaction. These gains were partially offset by an impairment charge of $0.2 million on our holdings in Tengion.
Equity Loss. Equity loss for the Healthcare segment increased $6.4 million in the nine months ended September 30, 2013 compared to the prior year period. The increase in equity loss was primarily driven by an impairment charge of $11.2 million related to PixelOptics which was recognized in the nine months ended September 30, 2013.  The impairment charges in 2013 were based on our decision to deploy no substantial additional capital in PixelOptics and PixelOptics' inability to raise additional capital from independent sources to continue its operations.  We recognized an impairment charge of $3.7 million related to PixelOptics in the nine months ended September 30, 2012.  The impairment in 2012 was related to launch delays and related supply chain issues as well as the pricing of a transaction between other institutional shareholders in PixelOptics.  The net increase in impairment charges was partially offset by smaller losses incurred by partner companies in the Healthcare segment in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Technology
The following active partner companies as of September 30, 2013 were included in Technology:

	Safeguard Primary Ownership as of September 30,
Partner Company	2013	2012	Accounting Method
AppFirst, Inc.	34.5%	NA	Equity
Beyond.com, Inc.	38.2%	38.3%	Equity
Bridgevine, Inc.	22.7%	21.7%	Equity
Clutch Holdings, Inc.	24.0%	NA	Equity
DriveFactor, Inc.	40.6%	23.9%	Equity
Hoopla Software, Inc.	25.3%	25.3%	Equity
Lumesis, Inc.	44.2%	31.6%	Equity
MediaMath, Inc.	22.5%	22.4%	Equity
Pneuron Corporation	27.6%	NA	Equity
Spongecell, Inc.	23.0%	23.1%	Equity
ThingWorx, Inc.	39.8%	44.0%	Equity
Results of operations for the Technology segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Equity income (loss)	$(3,490)	$2,508	$(7,990)	$1,463
Net income (loss)	$(3,490)	$2,508	$(7,990)	$1,463
Three months ended September 30, 2013 versus the three months ended September 30, 2012
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

Equity income (loss) for the Technology segment decreased $6.0 million in the three months ended September 30, 2013, compared to the prior year period. Equity income (loss) for the three months ended September 30, 2012 included a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Portico Systems, Inc. (“Portico”). The three months ended September 30, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of SafeCentral, Inc. ("SafeCentral"), a former equity method partner company. The remainder of the decrease for the three months ended September 30, 2013 compared to the prior year period was primarily related to an increase in the number of partner companies and losses associated with those partner companies included within the Technology segment.
Nine months ended September 30, 2013 versus the nine months ended September 30, 2012
Equity Income (Loss). Equity income (loss) for the Technology segment decreased $9.5 million in the nine months ended September 30, 2013, compared to the prior year period. The decrease primarily related to the recognition of gains of $3.4 million and $1.9 million associated with the receipt of the escrowed proceeds and the achievement of performance milestones related to the Portico transaction in the nine months ended September 30, 2012. The nine months ended September 30, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of SafeCentral, a former equity method partner company. The remainder of the decrease for the nine months ended September 30, 2013 compared to the prior year period was primarily related to an increase in the number of partner companies and losses associated with those partner companies included within the Technology segment.
Penn Mezzanine
Results for the Penn Mezzanine segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
General and administrative expense	$(4)	$(2)	$(13)	$(6)
Interest income	394	322	1,118	1,170
Other income (loss), net	547	175	324	(564)
Equity loss	(92)	(72)	(256)	(260)
Net income	$845	$423	$1,173	$340
Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate, any impairment on our debt and equity interests as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of September 30, 2013, we had a participation in eight loans and eight equity interests initiated by Penn Mezzanine.  During the nine months ended September 30, 2013, we participated in follow on funding of an existing mezzanine loan for $0.2 million and one new mezzanine loan for $2.1 million.
Three months ended September 30, 2013 versus the three months ended September 30, 2012
Other Income (Loss), Net. Other income (loss), net for Penn Mezzanine increased $0.4 million in the three months ended September 30, 2013 compared to the prior year period.  During the three months ended September 30, 2013, we recorded a gain on the sale of one of our Penn Mezzanine equity interests of $0.5 million. During the three months ended September 30, 2012, we recorded a gain of $0.2 million associated with mark-to-market adjustments related to our warrant participations in Penn Mezzanine. General and administrative expense, interest income, and equity loss remained consistent in the current year period compared to the prior year period.
Nine months ended September 30, 2013 versus the nine months ended September 30, 2012
Other Income (Loss), Net. Other income (loss), net for Penn Mezzanine increased $0.9 million in the nine months ended September 30, 2013 compared to the prior year period. During the nine months ended September 30, 2013, we recorded a gain on the sale of one of our Penn Mezzanine equity interests of $0.5 million. The increase was partially offset by an impairment charge associated with our equity and loan participations of $0.3 million recognized in the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we recorded a gain of $0.2 million associated with mark-to-market adjustments related to our warrant participations in Penn Mezzanine. The gain was offset by an impairment charge associated with our equity and loan participations of $0.7 million recognized in the nine months ended September 30, 2012. General and administrative expense, interest income, and equity loss remained relatively consistent in the current year period compared to the prior year period.

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
General and administrative expense	$(4,301)	$(4,453)	$(15,033)	$(13,051)
Stock-based compensation	(510)	(317)	(1,808)	(1,546)
Depreciation	(20)	(18)	(70)	(78)
Interest income	178	374	978	1,020
Interest expense	(1,077)	(1,461)	(3,220)	(4,369)
Other income (loss), net	1	—	(153)	(337)
Equity income (loss)	269	(2)	296	(5)
	$(5,460)	$(5,877)	$(19,010)	$(18,366)
Three months ended September 30, 2013 versus the three months ended September 30, 2012
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal, and accounting. General and administrative expense decreased $0.2 million in the three months ended September 30, 2013 when compared to the prior year period. The decrease was primarily attributable to a decrease in professional fees of $0.5 million in addition to a decrease in employee costs of $0.2 million. These decreases were partially offset by a $0.4 million increase in costs associated with a transitional services agreement with our previous Chief Executive Officer.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation increased $0.2 million in the three months ended September 30, 2013 when compared to the prior year period. The increase is primarily attributable to an increase in expense related to restricted stock awards of $0.1 million and an increase in expense related to performance-based awards of $0.1 million.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. The decrease of $0.2 million in the three months ended September 30, 2013 was primarily attributable to lower average cash and marketable security balances compared to the prior year period.
Interest Expense. Interest expense is primarily related to our convertible senior debentures.  The decrease in interest expense of $0.4 million in the three months ended September 30, 2013 compared to the prior year period is due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.
Equity Income (Loss). Equity income (loss) for both periods related to our private equity holdings accounted for under the equity method. The increase of $0.3 million in the three months ended September 30, 2013 was primarily attributable to a $0.3 million distribution from one of our private equity holdings.
Nine months ended September 30, 2013 versus the nine months ended September 30, 2012
General and Administrative Expense. General and administrative expense increased $2.0 million in the nine months ended September 30, 2013 when compared to the prior year period. The increase was primarily attributable to a $1.2 million increase in costs associated with a transitional services agreement with our previous Chief Executive Officer and severance expense of $0.9 million recorded during the nine months ended September 30, 2013 related to a former executive.  Professional fees also increased $0.4 million when compared to the prior year period. These increases in expense were partially offset by a decrease in employee costs of $0.9 million.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation increased $0.3 million in the nine months ended September 30, 2013 when compared to the prior year period. The increase is primarily attributable to an increase in expense related to restricted stock awards of $0.3 million and an increase in expense related to performance based awards of $0.2 million, partially offset by a decrease in expense related to market-based awards of $0.2 million.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income remained consistent for the nine months ended September 30, 2013 compared to the prior year period.

Interest Expense. Interest expense is primarily related to our convertible senior debentures.  The decrease in interest expense of $1.1 million in the nine months ended September 30, 2013 compared to the prior year period is due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.
Other Income (Loss), Net. Other income (loss), net decreased $0.2 million for the nine months ended September 30, 2013, compared to the prior year period. Other income (loss), net for the nine months ended September 30, 2013 and 2012 includes impairment charges of $0.2 million and $0.4 million, respectively, related to our interest in a legacy private equity fund.
Equity Income (Loss). Equity income (loss) for both periods related to our private equity holdings accounted for under the equity method. The increase of $0.3 million in the nine months ended September 30, 2013 was primarily attributable to a $0.3 million distribution from one of our private equity holdings.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the three and nine months ended September 30, 2013 and 2012 was $0.  We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance.
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
As of September 30, 2013, we had $108.7 million of cash and cash equivalents and $57.4 million of short-term and long-term marketable securities for a total of $166.1 million.
We have not recognized on our Consolidated Balance Sheets $7.6 million held in escrow related to the sale of Advanced BioHealing, Inc. to Shire plc in June 2011. Prior to the expiration of the escrow period in March 2012, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributed to us or other former owners until the validity of such claims is determined.
In April 2012, we received $3.4 million in connection with the expiration of the escrow period associated with the sale of Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010. Also in April 2012, a regulatory milestone associated with the Avid transaction was achieved which resulted in $5.6 million of additional proceeds being paid to us in the second quarter of 2012. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54.0 million over a six-year period. We presently view it as unlikely that we will receive any significant portion of such amount in the short or long-term.
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
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018. Net proceeds from the issuance of the 2018 Debentures in November 2012 were used to repurchase substantially all of our 2014 Debentures. Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is $18.13 of principal amount per share. The closing price per share of our common stock at September 30, 2013 was $15.69. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In addition to the 2018 Debentures discussed above, we had $0.4 million of 2024 Debentures and $29 thousand of 2014 Debentures outstanding at September 30, 2013. Interest on the 2024 and 2014 Debentures is payable semi-annually.
In November 2011, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. No purchases have been made under the authorization through September 30, 2013.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2013 was $43.7 million.
At September 30, 2013, we had committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded in the next 12 months.
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
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2013. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
For the reasons we have presented above, we believe our cash and cash equivalents at September 30, 2013, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(16,299)	$(12,616)
Net cash provided by (used in) investing activities	54,610	(988)
Net cash provided by financing activities	4,354	1,568
	$42,665	$(12,036)
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $3.7 million for the nine months ended September 30, 2013 compared to the prior year period. The increase primarily related to a $0.7 million increase in cash used for professional fees, an increase in cash severance payments of $0.9 million and an increase in notes receivable from partner companies of $1.0 million. The increase also related to $1.4 million in cash interest payments on our 2018 Debentures. In the prior year period, interest payments were made from a restricted escrow account related to the 2014 Debentures. Interest payments made out of the restricted escrow account on the 2014 Debentures were considered non-cash investing activities. These increases were partially offset by a $0.7 million decrease in cash used for management incentive plan payments.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $55.6 million for the nine months ended September 30, 2013 compared to the prior year period. The increase primarily related to a $66.3 million increase in the cash received from the net sale of marketable securities, an increase in proceeds from the sale of discontinued operations of $6.4 million which related to the release of escrow funds in 2013 and a decrease in advances and loans to companies of $4.0 million. These increases were partially offset by a $11.9 million decrease in proceeds from sales of and distributions from partner companies, a decrease in repayments of advances to partner companies of $2.2 million and an increase in acquisitions of ownership interest in companies and funds of $7.0 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $2.8 million for the nine months ended September 30, 2013 compared to the prior year period. The increase primarily related to the increase in proceeds from the exercise of stock options.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2013 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	Due after 2017
Contractual Cash Obligations:
Convertible senior debentures(a)	$55.5	$—	$0.5	$—	$55.0
Operating leases	0.6	0.1	0.5	—	—
Funding commitments(b)	0.1	—	0.1	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.5	0.2	1.6	1.6	0.1
Total Contractual Cash Obligations	$61.0	$1.3	$3.0	$1.6	$55.1

	Amount of Commitment Expiration by Period
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	After 2017
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

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

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of September 30, 2013.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $2.4 million at September 30, 2013.
In connection with the Bundle Transaction, we agreed to continue our guarantee of the Laureate Biopharma, Inc. Princeton, New Jersey facility lease, subject to certain conditions. During the three months ended September 30, 2013, we obtained the release of our obligation at no expense to us.
As of September 30, 2013, we had federal net operating loss carryforwards totaling approximately $204.1 million. The net operating loss carryforwards expire in various amounts from 2021 to 2032.
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
Most of our partner companies have a history of operating losses and/or limited operating history, have significant historical losses and may never be profitable. Many have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our partner companies will increase substantially in the foreseeable future as they continue to develop products and services, increase sales and marketing efforts, and expand operations.
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
Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect some of our partner companies. If Medicare or private payors change the rates at which our partner companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our partner companies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies and other assets. At September 30, 2013, these interests include our equity positions in NuPathe and Tengion, both publicly-traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these types of interests. Based on closing market prices at September 30, 2013, the aggregate fair market value of our holdings in NuPathe and Tengion was $14.6 million. A 20% decrease in NuPathe and Tengion’s stock price would result in an approximate $3.3 million decrease in the aggregate fair value of our holdings in these companies.
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

Liabilities	Remainder of 2013	2014	2015	After 2015	Fair Value at September 30, 2013
2024 Debentures due by year (in millions)	$—	$0.4	$—	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2014 Debentures due by year (in millions)	$—	$—	$—	$—	$—
Fixed interest rate	10.125%	10.125%	N/A	N/A	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$59.4
Fixed interest rate	5.25%	5.25%	5.25%	5.25%	N/A
Interest expense (in millions)	$0.7	$2.9	$2.9	$6.8	N/A
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Exhibit Number	Description

10.1 *	Key Employee Compensation Recoupment Policy (filed on July 26, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q).

31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited) – September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) – Three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2013 and 2012; (v) Consolidated Statement of Changes in Equity (unaudited) – Nine months ended September 30, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

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

SAFEGUARD SCIENTIFICS, INC.
Date: October 25, 2013	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date: October 25, 2013	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer