Form 10-K
period 2013-12-31
SAFEGUARD SCIENTIFICS INC
filed 2014-03-07
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________
Form 10-K
___________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Commission File Number 1-5620
 ___________________
Safeguard Scientifics, Inc.
(Exact name of Registrant as specified in its charter)
 ___________________

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
___________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $334,376,985 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the Registrant’s common stock, as of March 6, 2014 was 21,556,610.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2013

PART I
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies and their performance, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
Item 1. Business
Business Overview
Safeguard’s charter is to build value in growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates principally in growth and expansion financings and early-stage financings. Our vision is to be the preferred capital source for entrepreneurs and management teams in well defined industry sectors. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies and in some cases they relate to entities which may later become partner companies.
We strive to create long-term value for our shareholders by helping our partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard focuses principally on companies with initial capital requirements of between $5 million and $15 million, and follow-on financing needs of between $5 million and $10 million, with a total anticipated deployment up to $25 million from Safeguard. We will occasionally provide certain early stage financing in amounts generally up to $1 million to promising young companies with the goal to provide more capital once certain development milestones are achieved. Safeguard principally targets companies that operate in two sectors:
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
In 2013, our management team continued to focus on the following objectives:

•	Deploy capital in companies within our strategic focus;

•	Build value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realize the value of partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

To meet our strategic objectives during 2014, Safeguard will continue to focus on:

•	Finding opportunities to deploy our capital in additional partner companies within our target sectors;

•	Helping partner companies to achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	Realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.
We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.
Significant 2013 Highlights
Here are our key developments from 2013:

•
During 2013, we deployed an aggregate of $34.1 million of capital into six new partner companies and in other early stage enterprises. In addition, we deployed $15.3 million of additional capital to support the growth of the partner companies in which we already had an interest at December 31, 2012.

•
In January 2013, Safeguard deployed $1.3 million as part of a $14.8 million financing for Sotera Wireless, Inc. (“Sotera”). In addition, Safeguard paid $1.2 million to acquire additional shares in Sotera from a previous investor. Sotera is a medical device company that has developed a new wireless patient monitoring platform called ViSi Mobile®.

•
In February and August 2013, Safeguard deployed an aggregate of $5.5 million in Clutch Holdings, Inc., a mobile commerce platform that unifies gifting, loyalty programs and shopping by bringing the most relevant information to consumers and the most targeted customers to merchants.

•
In February 2013, Safeguard deployed $5.0 million as part of a $6.0 million financing for Pneuron Corporation. Pneuron’s lightweight, cloud-ready enterprise-class platform provides a suite of high-performance “pneurons” that enables enterprises to build, deploy and manage distributed analytics, applications and operating models directly against source systems and centrally integrates insights.

•
In August 2013, Safeguard deployed $7.5 million as part of a $10.0 million financing for Quantia, Inc. Quantia’s mobile and web-based physician relationship management platform, called QuantiaMD, enables principal participants throughout the healthcare spectrum including health systems, payers, pharmaceutical companies, and medical device companies to reach, engage and interact with their high-value physicians in a way that ultimately creates revenue opportunities, reduces costs, saves time, and improves quality of care.

•
In November 2013, Safeguard deployed $12.1 million as part of a $16.0 million financing for Apprenda Inc., which powers the next generation of enterprise software development in public, private and hybrid clouds. As a foundational software layer and application run-time environment, Apprenda abstracts away the complexities of building and delivering modern software applications, enabling enterprises to turn ideas into innovations faster. With Apprenda, enterprises can securely deliver an entire ecosystem of data, services, applications and application programming interfaces to both internal and external customers across any infrastructure.

•
In November 2013, Safeguard deployed $0.8 million as part of a $1.5 million financing for Dabo Health, Inc. Dabo Health provides the healthcare community with a platform to view and track improvement in key performance metrics, collaborate across hospitals and healthcare systems, and identify and share learnings to save lives providing a solution which enables providers and payers to improve patient care, reduce per capita cost and maximize reimbursements.

•
In December 2013, Safeguard received $36.4 million in initial proceeds from the successful sale of Safeguard partner company ThingWorx, Inc. to PTC Inc. (NASDAQ:PTC). The $36.4 million excludes $4.1 million which will be held in escrow until December 30, 2015. Under the terms of the definitive agreement, PTC acquired ThingWorx for approximately $112.0 million, plus an earn-out of up to $18.0 million. Under the earn-out, Safeguard has the opportunity to receive up to an additional $6.5 million based on certain milestones that may be achieved over future periods. This would increase Safeguard’s total proceeds to approximately $47.0 million. It is difficult to assess the likelihood of receiving some or all of such amounts, or the timing thereof.

Our Strategy
Founded in 1953, Safeguard has a distinguished record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Today, Safeguard targets healthcare companies focusing on medical technology, healthcare technology and specialty pharmaceuticals and technology companies focusing on financial technology, internet and digital media, and Enterprise 3.0.

As a visionary for the development of growth-stage healthcare and technology companies, Safeguard is a proven partner for entrepreneurs looking to accelerate growth and build long-term value in their businesses. Leveraging Safeguard’s rich and colorful history of building market leaders, along with our team’s collective operational expertise and successful entrepreneurial endeavors, Safeguard has built a powerful-and actionable-platform of resources to support our partner companies with the strategies and relationships that are most vital for success. We provide value that extends beyond capital and work as a team to foster growth.
Our corporate staff of 30 employees is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional capital deployment opportunities.
Identifying Partner Company Opportunities
Safeguard’s go-to-market strategy, marketing and sourcing activities within our sectors of focus (Healthcare and Technology) are designed to generate a large volume of high-quality opportunities to acquire significant shareholder positions in partner companies. Our principal focus is to acquire positions in emerging- and growth-stage companies with attractive growth prospects in the technology and healthcare sectors. Generally, we prefer to deploy capital into companies:

•	operating in large and/or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•
with initial capital requirements between of $5 million and $15 million, and follow-on financing needs of between $5 million and $10 million, with the total anticipated deployment of up to $25 million from Safeguard; and

•	with a compelling growth strategy.
Our sourcing efforts are targeted primarily in the eastern United States. However, in-bound deal leads generate opportunities throughout the United States, and we do not limit our sourcing to a particular geographic area within the United States. Leads come from a variety of sources, including investment bankers, syndication partners, existing partner companies and advisory board members.
In Healthcare, we currently target companies in MedTech, including diagnostics and devices, HealthTech and specialty pharmaceuticals that have lesser regulatory risk and have achieved or are near commercialization.
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

•	the flexibility to structure transactions, with or without debt;

•	occasional liquidity opportunities for founders and existing investors;

•	a focus on maximizing risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;

•	interim C-level management support, as needed; and

•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability.
Helping Our Partner Companies Build Value
We offer operational and management support to each of our partner companies through our deep domain expertise from our management team's careers as entrepreneurs, board members, financiers and operators. Our employees have expertise in business strategy, sales and marketing, operations, finance, legal and transactional support. We provide hands-on assistance to the management teams of our partner companies to support their growth. We believe our strengths include:

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
Realizing Value
In general, we will hold our position in a partner company as long as we believe the risk-adjusted value of that position is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may sell some or all of our position in the partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. In the past, we have taken partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs to maximize partner company value for our shareholders. We expect to use proceeds from these sales (and sales of other assets) primarily to pursue opportunities to deploy capital in new and existing partner companies, or for working capital purposes, either with existing partner companies or at Safeguard.
Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we owned interests at December 31, 2013. The indicated ownership percentage is presented as of December 31, 2013 and reflects the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).
HEALTHCARE PARTNER COMPANIES

AdvantEdge Healthcare Solutions, Inc.	(Safeguard Ownership: 40.1%)
AdvantEdge Healthcare Solutions (“AdvantEdge”), with offices in multiple locations in the Eastern and Mid-Western United States, is a technology-enabled provider of healthcare revenue cycle and business management solutions that improve decision-making, maximize financial performance, streamline operations and eliminate compliance risks for healthcare providers. AdvantEdge continues to gain meaningful scale through organic growth and strategic acquisitions, having completed eight acquisitions since 2007. AdvantEdge has more than 675 employees in eight regional offices in the U.S. and one office in Bangalore, India. www.ahsrcm.com

Alverix, Inc.	(Safeguard Ownership: 48.5%)
Alverix designs, develops and manufactures next-generation instrument and connectivity platforms for Point-of-Care diagnostic testing. Alverix’s systems enable laboratory class performance in a mobile, inexpensive format, extending testing beyond high volume sites to physician office labs, retail clinics, emerging markets and the home, where immediate results are critical to patient care. Becton, Dickinson and Company acquired Alverix in January 2014. For further details, see Note 18 to the Consolidated Financial Statements. www.alverix.com

Crescendo Bioscience, Inc.	(Safeguard Ownership: 12.6%)
Crescendo Bioscience is a molecular diagnostics company that is currently focused on improving the treatment of rheumatoid arthritis (“RA”), a debilitating, chronic inflammatory disease characterized by bone erosions and cartilage degradation. Current tools for assessing the status of RA in individual cases are largely subjective, imprecise and cumbersome to administer in daily practice. Working with collaborators from academic medical institutions, Crescendo Bioscience is building a comprehensive understanding of the underlying biology of RA, including the characterization of protein, gene expression and genetic biomarkers, to provide molecular analysis of the disease to help guide the treatment of individual patients. Through its lead product, Vectra™ DA, Crescendo Bioscience is establishing long-term relationships with clinicians to help improve outcomes throughout the continuum of care. All testing is performed at Crescendo Bioscience’s own specialized, CLIA-certified laboratory. Myriad Genetics acquired Crescendo in February 2014. For further details, see Note 18 to the Consolidated Financial Statements. www.crescendobio.com

Dabo Health, Inc.	(Safeguard Ownership: 8.0%)
Headquartered in San Francisco, California, Dabo Health provides the healthcare community with a platform to view and track improvement in key performance metrics, collaborate across hospitals and healthcare systems, and identify and share learnings to save lives - providing a solution which enables providers and payers to improve patient care, reduce per capita cost and maximize reimbursements. www.dabohealth.com

Good Start Genetics, Inc.	(Safeguard Ownership: 30.0%)
Headquartered in Cambridge, Massachusetts, Good Start Genetics is an innovative molecular genetic information company that has developed more accurate and comprehensive genetic carrier screening tests. Good Start Genetics’ sequencing-based carrier screening test, GoodStart Select™, screens for all 23 genetic disorders recommended for screening by leading medical societies and influential advocacy groups. Good Start Genetics’ next-generation DNA sequencing technology, combined with other proven genetic screening technologies, results in higher carrier detection rates regardless of ethnicity. www.goodstartgenetics.com

Medivo, Inc.	(Safeguard Ownership: 34.5%)
Headquartered in New York, New York, Medivo is a health monitoring company that enables physicians and payers to better track and improve outcomes, while providing services for life science companies to more effectively target and measure impact. Medivo’s lab results search and lab analytics platform give healthcare providers access to more complete patient and practice-level profiles sourced from more than 150 labs, while the company’s suite of mobile apps increase patient engagement and lab testing compliance. Medivo’s services enable physicians and payers to better track and improve outcomes, while providing services for life science companies to more effectively target and measure impact. www.medivo.com

NovaSom, Inc.	(Safeguard Ownership: 30.3%)
Headquartered in Glen Burnie, Maryland, NovaSom is a medical device company that has developed the first and only FDA-cleared wireless home sleep test for Obstructive Sleep Apnea (“OSA”), called AccuSom® Home Sleep Test. The NovaSom home sleep testing technology and MediTrack® portal have been shown to provide in-home, clinically equivalent diagnosis of OSA at a significantly reduced cost compared to in-facility testing for uncomplicated adult OSA. www.novasom.com

NuPathe Inc. (NASDAQ: PATH)	(Safeguard Ownership: 16.5%)
NuPathe is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. Teva Pharmaceuticals acquired NuPathe in February 2014. For further details, see Note 18 to the Consolidated Financial Statements. www.nupathe.com

Putney, Inc.	(Safeguard Ownership: 27.6%)
Headquartered in Portland, Maine, Putney is a specialty pharmaceutical company developing high-quality, cost-effective generic medicines for pets. Putney’s mission is to partner with veterinary practices to provide high-quality medicines that meet pet medical needs and offer cost-effective alternatives for pet owners. www.putneyvet.com

Quantia, Inc.	(Safeguard Ownership: 35.1%)
Headquartered in Waltham, Massachusetts, Quantia is a leader in physician engagement and alignment. Quantia's web-based and mobile platform, called QuantiaMD, enables principal participants in healthcare to reach and engage high-value physicians in ways that ultimately reduce costs, save time, and improve quality of care. The platform blends social media, game mechanics and engagement science to help its clients, organizations such as health systems, payers, pharmaceutical companies and medical device companies, collaborate with physicians. www.quantia-inc.com

Sotera Wireless, Inc.	(Safeguard Ownership: 7.3%)
Headquartered in San Diego, California, Sotera is a medical device company that has developed a wireless patient monitoring platform called ViSi Mobile®. The FDA-approved ViSi Mobile System continuously monitors all core vital signs - heart rate or pulse rate, electrocardiogram, blood pressure, blood oxygenation level, respiration rate and skin temperature - all with a monitoring accuracy typically found in intensive care units while not restricting the patient’s mobility. www.soterawireless.com
TECHNOLOGY PARTNER COMPANIES

AppFirst, Inc.	(Safeguard Ownership: 34.3%)
Headquartered in New York, New York, AppFirst delivers an application-aware operational intelligence platform that enables organizations to see key information across their entire IT ecosystem. AppFirst’s data collection and aggregation is a powerful big data solution, collecting data across every process within any application, across all servers in real time. Customers are using AppFirst to lower IT costs, enhance security and compliance, make better business decisions based on proactive intelligence, and drive toward a new quality of service. www.appfirst.com

Apprenda, Inc.	(Safeguard Ownership: 22.0%)
Headquartered in Clifton Park, New York, Apprenda powers the next generation of enterprise software development in public, private and hybrid clouds. As a hybrid cloud software layer that aligns IT resources and public cloud with efficiency and innovation goals, Apprenda helps customers reinvent their business more profitably, enabling the emergence of the software-defined enterprises. www.apprenda.com

Beyond.com, Inc.	(Safeguard Ownership: 38.2%)
Headquartered in King of Prussia, Pennsylvania, Beyond.com is a career network that is focused on helping people grow and succeed professionally. Beyond.com helps employers and more than 30 million job seekers pinpoint the most relevant opportunities based on location, industry and expertise. This is achieved through 75 unique career channels, 2,500 industry communities, and 500 professional communities which reach more than 100 countries in the Beyond.com global network. www.beyond.com

Bridgevine, Inc.	(Safeguard Ownership: 22.7%)
Headquartered in Vero Beach, Florida, Bridgevine is a performance-based digital marketing company that has consolidated the fragmented digital ecosystem through a proprietary up-sell and cross-sell optimization platform. Bridgevine utilizes its proprietary optimization platform, Acquisition and Merchandising Platform, to (a) provide insight and attribution across the digital marketing landscape of search engine optimization, search engine marketing, mobile, social and display media, and (b) perform superior up-sell and cross-sell for brands to better monetize their customers through complimentary offers delivered seamlessly into third party web and customer relationship management environments. www.bridgevine.com

Clutch Holdings, Inc.	(Safeguard Ownership: 24.0%)
Headquartered in Ambler, Pennsylvania, Clutch is the first and only end-to-end platform that helps brands connect, manage, engage and measure success across all touch points with their customers via in-store, online, mobile and social media. Through its Consumer Lifecycle Success platform, Clutch enables retailers to maximize the value they get from their customers by providing a comprehensive set of modular solutions to drive loyalty, increase consumer spend and reward brand advocacy. www.clutch.com

DriveFactor, Inc.	(Safeguard Ownership: 40.6%)
Headquartered in Richmond, Virginia, DriveFactor provides insurance companies with a turn-key software platform that enables usage based insurance (“UBI”) programs. DriveFactor has created a UBI platform that is statistically more predictive and financially more attractive for insurance companies to implement. It is also a more privacy-sensitive, financially equitable offering for consumers. DriveFactor’s smartphone telematics engine, which is fully integrated into the DriveFactor telematics platform, is available for iOS and Android, and can be embedded into existing or new smartphone apps for the purpose of gathering driving data and generating leads while supporting an engaging customer experience. DriveFactor is currently available in the United States, Canada and Europe. www.drivefactor.com

Hoopla Software, Inc.	(Safeguard Ownership: 25.3%)
Headquartered in San Jose, California, Hoopla has developed a complete employee engagement system designed to increase motivation and steer employee actions and behaviors. Hoopla’s subscription-based software as a service ("SaaS") application leverages enterprise data, advanced game mechanics and sophisticated communication tools to cultivate a high performance culture and drive results. Hoopla’s SaaS applications are licensed for a subscription fee and are available on the Salesforce.com AppExchange. www.hoopla.net

Lumesis, Inc.	(Safeguard Ownership: 44.2%)
Headquartered in Stamford, Connecticut, Lumesis is a SaaS, cloud-based financial technology company that is dedicated to delivering software solutions and comprehensive, timely data to the municipal bond marketplace. Through sophisticated analytical tools, real-time alerts, proprietary visualization technology and content-rich reporting, Lumesis’ DIVER solutions allow professionals across the municipal market to easily identify portfolio risks and opportunities, improve customer satisfaction, ensure compliance and enable growth. www.lumesis.com

MediaMath, Inc.	(Safeguard Ownership: 22.5%)
Headquartered in New York, New York, MediaMath provides enterprise-class technology and services to advertisers and their agencies to make more efficient, effective and profitable marketing decisions. MediaMath’s TerminalOne Marketing Operating SystemTM enables marketers to leverage data insights, media optimization and algorithmic decisioning to execute smarter marketing campaigns. MediaMath’s clients include top-tier agencies, holding companies and brands like Havas, Hill Holiday, 1-800-Flowers.com and Pitney Bowes, which use the platform to buy billions of highly targeted ads per month. MediaMath serves more than 3,500 clients with more than 300 employees in twelve locations worldwide. www.mediamath.com

Pneuron Corporation	(Safeguard Ownership: 27.6%)
Headquartered in Woburn, Massachusetts, Pneuron helps Fortune 5000 enterprise companies reduce the time and cost of application development by building solutions across heterogeneous databases, and applications. Pneuron’s lightweight, cloud-ready enterprise-class platform provides a suite of high-performance “pneurons” that enables enterprises to build, deploy and manage distributed analytics, applications and operating models directly against source systems and centrally integrate insights. Instead of bringing all the data, IP and assets into one place, then analyzing them, Pneuron takes the analytics to the data. This approach eliminates the need for large costly failure-prone systems and data integration projects. Pneuron is initially focused on some of the most pressing and complex areas of financial services, including global regulations, risk, conversion management and revenue generation. The company is also starting to gain traction in insurance and healthcare with emerging partnerships. www.pneuron.com

Spongecell, Inc.	(Safeguard Ownership: 23.0%)
Headquartered in New York, New York, Spongecell builds online ads that are data-driven, responsive, customizable and scalable across the web. Spongecell’s dynamic creative technology helps advertisers and their agencies build interactive ads that can be personalized to the individual consumer automatically and in real time. Spongecell builds digital ads in as little as 72 hours, allowing creative agencies to quickly deploy interactive ad campaigns that boost engagement and result in higher conversions. www.spongecell.com
Other Initiatives To Expand Our Platform
In 2011, Safeguard acquired a 36% ownership interest in Penn Mezzanine, a mezzanine lending enterprise. As of December 31, 2013, Safeguard had an aggregate of $12.0 million in carrying value related to its ownership interest in Penn Mezzanine and in its lending activities in which Safeguard has participated. We have determined that we will not be making any further new capital deployments in connection with Penn Mezzanine lending activities. We will continue to collect principal and interest payments from our existing participating interests in Penn Mezzanine loans.
In 2014, we will continue to consider other opportunities to expand our platform and leverage our core capabilities.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
Information on operating income (loss), equity income (loss) and net income (loss) for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2013 and assets as of December 31, 2013 and 2012 is contained in Note 16 to the Consolidated Financial Statements.
OTHER INFORMATION
The operations of Safeguard and its partner companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
Safeguard is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with, and furnish other reports to, the Securities and Exchange Commission (“SEC”). You can read and copy such documents at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.
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
If we make poor decisions regarding the deployment of capital into new or existing partner companies, our business model will not succeed. Our success as a company ultimately depends on our ability to choose the right partner companies. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock would be adversely affected. The risks relating to our partner companies include:

•	most of our partner companies have a history of operating losses and/or limited operating history;

•	the intense competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	the inability to adapt to changing marketplaces;

•	the inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	the inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

•	that our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	the inability to attract and retain qualified personnel;

•	the existence of government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies; and

•	the inability to plan for and manage catastrophic events.
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
We need capital to develop new partner company relationships and to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our partner companies generally provide us with no cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, partner company liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or raising additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
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
Intense competition from other capital providers for interests in companies could adversely affect our ability to deploy capital and result in higher valuations of partner company interests which could result in lower gains or possibly losses on our partner companies.
We face intense competition from other capital providers as we acquire and develop interests in our partner companies. Some of our competitors have more experience identifying, acquiring and selling companies and have greater financial and management resources, brand name recognition or industry contacts than we have. Competition from other capital providers could adversely affect our ability to deploy capital. In addition, despite making most of our acquisitions at a stage when our partner companies are not publicly traded, we may still pay higher prices for those equity interests because of higher valuations of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses.

We may be unable to obtain maximum value for our holdings or to sell our holdings on a timely basis.
We hold significant positions in our partner companies. Consequently, if we were to divest all or part of our holdings in a partner company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For partner companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. The trading volume and public float in the common stock of a publicly traded partner company may be small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in such a partner company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our partner companies public as a means of monetizing our position or creating shareholder value.
Registration and other requirements under applicable securities laws and contractual restrictions also may adversely affect our ability to dispose of our holdings on a timely basis.
Our success is dependent on our senior management.
Our success is dependent on our senior management team’s ability to execute our strategy. A loss of one or more of the members of our senior management team without adequate replacement could have a material adverse effect on us.
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
Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect some of our partner companies. If Medicare or private payers change the rates at which our partner companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our partner companies.
Some of our partner companies may be subject to significant environmental, health and safety regulation.
Some of our partner companies may be subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety. Compliance with such regulations could increase operating costs at certain of our partner companies, and the failure to comply could negatively affect the operations and results of some of our partner companies.
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

Risks Related to Initiatives Outside Our Core Business
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
Subordination
The loans and other vehicles in which we participate will typically be subordinated to the senior obligations of our borrowers (all or a significant portion of which may be secured), either contractually or structurally, in the case of debt securities, or because of the nature of the security, in the case of preferred stock, common stock, warrants or other equity securities. Such subordinated instruments may be characterized by greater credit risk than those associated with senior obligations of the same borrower. Adverse changes in the financial condition of a borrower, general economic conditions, or both may impair the ability of such borrower to make payments on the subordinated instruments and result in defaults on such instruments more quickly than in the case of the senior obligations of such borrower.
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
Leverage
Our Penn Mezzanine participations include borrowers with significant levels of debt. Such situations are inherently more sensitive than others to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such borrowers will increase the exposure of those borrowers to bad business planning, adverse economic factors (or other factors) such as downturns in the economy or deterioration in the condition of the borrower or its industry. Because these participations involve subordinated obligations, among the most junior in a borrower’s capital structure, the inability of a borrower to service its debt obligations could result in a loss of our principal.
Minority positions
The loans in which we participate generally represent minority interests in borrowers. Penn Mezzanine will not likely be able to control or exercise substantial influence over such borrowers.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 20,000 square feet of office space in one building. We currently lease our corporate headquarters under a lease expiring in October 2015.
Item 3. Legal Proceedings
We, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse dispositions could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies. See Note 14 to the Consolidated Financial Statements for a discussion of ongoing claims and legal actions.

Item 4. Mine Safety Disclosures
Not Applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Stephen T. Zarrilli	52	President, Chief Executive Officer and Director	2008
Jeffrey B. McGroarty	44	Senior Vice President and Chief Financial Officer	2012
Brian J. Sisko	53	Chief Operating Officer, Executive Vice President and Managing Director	2007
Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008 and became President and Chief Executive Officer in November 2012. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director there until June 2008. Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of mobile access solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of Internet strategy consulting, marketing and technology services (US Interactive filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in January 2001); and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and Chairman of the Audit Committee of NutriSystem, Inc.
Mr. McGroarty joined Safeguard as Vice President and Corporate Controller in December 2005, subsequently became Vice President – Finance and Corporate Controller, and served as Senior Vice President – Finance from November 2012 until his promotion to Senior Vice President and Chief Financial Officer in April 2013. Prior to joining Safeguard, Mr. McGroarty served as Interim Controller of Cephalon, Inc. from October 2005 to December 2005; Vice President-Financial Planning & Analysis and previously Assistant Controller at Exide Technologies from March 2002 to September 2005; and, previously, with PricewaterhouseCoopers from 1991 to 2001.

Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007 and served as Executive Vice President and Managing Director from November 2012 until his promotion to Chief Operating Officer, Executive Vice President and Managing Director in January 2014. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President—Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg & Ellers LLP.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2013 and 2012 were as follows:

	High	Low
Fiscal year 2013:
First quarter	$16.24	$14.51
Second quarter	18.00	15.20
Third quarter	16.95	14.14
Fourth quarter	20.12	14.92
Fiscal year 2012:
First quarter	$18.20	$15.42
Second quarter	18.09	14.51
Third quarter	16.49	14.73
Fourth quarter	16.22	13.15
The high and low sale prices reported in the first quarter of 2014 through March 6, 2014 were $21.38 and $17.58 respectively, and the last sale price reported on March 6, 2014, was $20.31. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.
As of March 6, 2014, there were approximately 18,500 beneficial holders of Safeguard’s common stock.
The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2008 through December 31, 2013 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indexes, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indexes.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2008.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (a)
October 1 - 30, 2013	8,100	$14.9874	8,100	$25,000,000

(a) Our Board of Directors had authorized us, from time to time and depending on market conditions, to repurchase up to $10.0 million of our outstanding common stock. In February 2014, our Board of Directors increased the authorized amount of repurchases to $25.0 million. These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares.
Item 6. Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2013. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this report. The historical results presented herein may not be indicative of future results. The accounts of Clarient, Inc. are included in continuing operations through May 14, 2009, the date of its deconsolidation.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$139,318	$66,029	$83,187	$183,419	$67,347
Short-term marketable securities	38,250	110,957	158,098	42,411	39,066
Long-term marketable securities	6,088	29,059	16,287	—	—
Restricted marketable securities	5	10	12,265	16,774	—
Cash held in escrow	—	6,434	6,433	6,434	6,910
Working capital	170,956	178,577	245,420	197,769	105,983
Total assets	345,996	374,144	406,636	336,545	282,099
Convertible senior debentures	49,948	48,991	45,694	75,919	78,225
Other long-term liabilities	3,683	3,921	4,146	5,311	5,461
Total equity	284,661	313,971	348,280	246,431	190,507

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—	$34,839
Operating Expenses:
Cost of sales	—	—	—	—	13,811
Selling, general and administrative	21,644	19,473	21,168	20,847	37,214
Total operating expenses	21,644	19,473	21,168	20,847	51,025
Operating loss	(21,644)	(19,473)	(21,168)	(20,847)	(16,186)
Other income (loss), net	383	9,338	(6,145)	74,809	108,881
Interest income	2,646	2,926	1,424	718	480
Interest expense	(4,303)	(5,636)	(5,971)	(5,737)	(3,164)
Equity income (loss)	(12,607)	(26,517)	142,457	(22,334)	(23,227)
Net income (loss) from continuing operations before income taxes	(35,525)	(39,362)	110,597	26,609	66,784
Income tax benefit (expense)	—	—	—	—	14
Net income (loss) from continuing operations	(35,525)	(39,362)	110,597	26,609	66,798
Income from discontinued operations, net of tax	—	—	—	—	1,975
Net income (loss)	(35,525)	(39,362)	110,597	26,609	68,773
Net income attributable to noncontrolling interest	—	—	—	—	(1,163)
Net income (loss) attributable to Safeguard Scientifics, Inc.	$(35,525)	$(39,362)	$110,597	$26,609	$67,610
Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(1.66)	$(1.88)	$5.33	$1.30	$3.26
Net income from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	—	0.07
Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(1.66)	$(1.88)	$5.33	$1.30	$3.33
Shares used in computing basic income (loss) per share	21,362	20,974	20,764	20,535	20,308
Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(1.66)	$(1.88)	$4.74	$1.24	$3.08
Net income from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	—	0.06
Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(1.66)	$(1.88)	$4.74	$1.24	$3.14
Shares used in computing diluted income (loss) per share	21,362	20,974	24,522	21,507	22,383

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies and their performance, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
Overview
Safeguard’s charter is to build value in growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates principally in growth and expansion financings, and early-stage financings. Our vision is to be the preferred capital source for entrepreneurs and management teams in well-defined industry sectors.
We strive to create long-term value for our shareholders by helping our partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard focuses principally on companies with initial capital requirements of between $5 million and $15 million, and follow-on financing needs of between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. Safeguard principally targets companies that operate in two sectors:
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
Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of December 31, 2013 and for each of the three years in the period then ended, we did not hold a controlling interest in any of our partner companies.

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

The fair value of privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or based on other valuation methods including discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies. The fair value of our ownership interests in private equity funds is generally determined based on the fair value of our pro rata portion of the funds’ net assets and estimated future proceeds from sales of investments provided by the funds’ managers. The fair value of our ownership interests in our publicly traded partner companies is determined by reference to quoted prices in an active market for the partner company’s publicly traded common stock.
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

Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies and funds and available-for-sale securities were as follows:

	Year Ended December 31,
Accounting Method	2013	2012	2011
	(In millions)
Equity	$12.9	$5.0	$7.1
Cost	0.3	0.4	—
Available-for-sale	—	0.3	7.5
Total	$13.2	$5.7	$14.6
Impairment charges related to equity method partner companies and funds are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to cost method and available-for-sale partner companies and funds are included in Other income (loss), net in the Consolidated Statements of Operations.
Accounting for Participating Interests in Mezzanine Loans Receivable and Related Equity Interests
Through our relationship with Penn Mezzanine, we have acquired participating interests in mezzanine loans and related equity interests of the borrowers. In certain instances, these interests also included warrants to purchase common stock of the borrowers. Our accounting policies for these participating interests are as follows:
Loan Participations Receivable
Our participating interests in Penn Mezzanine loans are included in Loan participations receivable on the Consolidated Balance Sheets. On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at December 31, 2013 and 2012 was $2.3 million and $2.0 million, respectively.

Equity Participations
Our participations in equity interests acquired by Penn Mezzanine are accounted for under the cost method of accounting. On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our participations in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value the equity interests relative to their carrying value, the financial condition and prospects of the underlying company and other relevant factors. Our participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.
Warrant Participations
We recognize our participations in warrants acquired by Penn Mezzanine based on the fair value of the warrants at the balance sheet date. The fair values of warrant participations are bifurcated from the related loan participations receivables based on the relative fair value of the respective instruments at the acquisition date. Any gain or loss associated with changes in the fair value of the warrants at the balance sheet date is recorded in Other income (loss), net in the Consolidated Statements of Operations. The fair value of the warrants is included in Other assets on the Consolidated Balance Sheets.
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

Results of Operations
The results of operations of all of our partner companies are reported in our Healthcare and Technology segments. The Healthcare and Technology segments also include the gain or loss on the sale of interests in our respective partner companies.
Our management evaluates the Healthcare and Technology segments’ performance based on equity income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies and Other income or loss associated with cost method partner companies.
Our management evaluates the Penn Mezzanine segment performance based in part on the performance of the debt and equity interests in which we participate. This includes an evaluation of the future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which we participate.
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

The following tables reflect our consolidated operating data by reportable segment. Segment results include our share of income or losses for entities accounted for under the equity method, when applicable. Segment results also include impairment charges and gains or losses related to the disposition of interests in partner companies. All significant inter-segment activity has been eliminated in consolidation. Our operating results, including net income (loss) before income taxes by segment, were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Healthcare	$(32,563)	$(6,660)	$114,063
Technology	20,899	(119)	21,478
Penn Mezzanine	888	(1,136)	139
Total segments	(10,776)	(7,915)	135,680
Other items:
Corporate operations	(24,749)	(31,447)	(25,083)
Income tax benefit (expense)	—	—	—
Total other items	(24,749)	(31,447)	(25,083)
Net income (loss)	$(35,525)	$(39,362)	$110,597

There is intense competition in the markets in which our partner companies operate. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent introduction of new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. Their future success depends on each company’s ability to execute its business plan and to adapt to its respective rapidly changing markets.
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we are actively involved influencing development, usually through board representation in addition to our equity ownership.
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of December 31, 2013. Certain entities which may have been partner companies in previous periods are omitted if, as of December 31, 2013, they had been sold or are no longer considered a partner company.
Healthcare
The following active partner companies as of December 31, 2013 were included in Healthcare:

	Safeguard Primary Ownership as of December 31,
Partner Company	2013	2012	2011	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.2%	40.2%	Equity
Alverix, Inc.	48.5%	49.2%	49.6%	Equity
Crescendo Bioscience, Inc.	12.6%	12.6%	NA	Cost
Dabo Health, Inc.	8.0%	NA	NA	Cost
Good Start Genetics, Inc.	30.0%	30.0%	26.3%	Equity
Medivo, Inc.	34.5%	30.0%	30.0%	Equity
NovaSom, Inc.	30.3%	30.3%	30.3%	Equity
NuPathe Inc.	16.5%	17.8%	17.8%	Fair value (1)
Putney, Inc.	27.6%	27.6%	27.6%	Equity
Quantia, Inc.	35.1%	NA	NA	Equity
Sotera Wireless, Inc.	7.3%	NA	NA	Cost

(1)
Our ownership interest in NuPathe was accounted for as available-for-sale securities following NuPathe’ s completion of an initial public offering in August 2010. In October 2012, we participated in a private placement of NuPathe preferred stock units, and in conjunction with this financing we placed two persons on NuPathe’s board of directors. As a result, we determined that we exercised significant influence over NuPathe which made the equity method of accounting applicable to our ownership interests. Instead, we elected the fair value option beginning in October 2012.
Results for the Healthcare segment were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Other income (loss), net	$(857)	$19,884	$(7,236)
Equity income (loss)	(31,706)	(26,544)	121,299
Net income (loss)	$(32,563)	$(6,660)	$114,063

Year ended December 31, 2013 versus year ended December 31, 2012
Other Income (Loss), Net. Other income (loss), net decreased $20.7 million for the year ended December 31, 2013, compared to the prior year. Other income (loss), net for the year ended December 31, 2013 reflected a $0.9 million unrealized loss on the mark-to-market of our holdings in NuPathe. Other income (loss), net for the year ended December 31, 2012 reflected an $11.0 million unrealized gain on the mark-to-market of our holdings in NuPathe, a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of former partner company Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010, as well as a $5.6 million gain related to the achievement of the initial milestone associated with the Avid transaction. These gains were partially offset by an impairment charge of $0.3 million on our holdings in Tengion, Inc.
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
Equity loss for the Healthcare segment increased $5.2 million for the year ended December 31, 2013, compared to the prior year. We recognized an impairment charge of $11.2 million related to PixelOptics, Inc. in the year ended December 31, 2013. The impairment in 2013 was based on our decision to deploy no additional capital in PixelOptics and PixelOptics' inability to raise additional capital from sources to continue its operations. On November 4, 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. We recognized an impairment charge of $5.0 million related to PixelOptics in the year ended December 31, 2012. The impairment in 2012 was related to launch delays and related supply chain issues as well as the pricing of a transaction between other institutional shareholders in PixelOptics. The net increase in impairment charges was partially offset by smaller losses incurred by partner companies in the Healthcare segment in the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Year ended December 31, 2012 versus year ended December 31, 2011
Other Income (Loss), Net. Other income (loss), net increased $27.1 million for the year ended December 31, 2012, compared to the prior year. Other income (loss), net for the year ended December 31, 2012 reflected an $11.0 million unrealized gain on the mark-to-market of our holdings in NuPathe accounted for under the fair value option, a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Avid, as well as a $5.6 million gain related to the achievement of the initial milestone associated with the Avid transaction. These gains were partially offset by an impairment charge of $0.3 million on our holdings in former partner company Tengion. The loss in 2011 primarily related to impairment charges of $5.9 million and $1.5 million on our holdings in NuPathe and Tengion, respectively.
Equity Income (Loss). Equity income (loss) for the Healthcare segment decreased $147.8 million for the year ended December 31, 2012, compared to the prior year. The prior year period included a gain of $129.3 million on the sale of former partner company Advanced BioHealing, Inc. to Shire plc in June 2011.The year ended December 31, 2011 also included the equity income of Advanced BioHealing. The year ended December 31, 2012 included impairment charges totaling $5.0 million related to PixelOptics. The remaining decrease was primarily due to an increase in the number of partner companies included in the Healthcare segment, all of which incurred net losses as well as larger losses compared to the year ended December 31, 2011 for certain companies within the Healthcare segment.

Technology
The following active partner companies as of December 31, 2013 were included in Technology:

	Safeguard Primary Ownership as of December 31,
Partner Company	2013	2012	2011	Accounting Method
AppFirst, Inc.	34.3%	35.0%	NA	Equity
Apprenda, Inc.	22.0%	NA	NA	Equity
Beyond.com, Inc.	38.2%	38.3%	38.3%	Equity
Bridgevine, Inc.	22.7%	21.7%	22.8%	Equity
Clutch Holdings, Inc.	24.0%	NA	NA	Equity
DriveFactor, Inc.	40.6%	35.4%	23.9%	Equity
Hoopla Software, Inc.	25.3%	25.3%	28.0%	Equity
Lumesis, Inc.	44.2%	31.6%	NA	Equity
MediaMath, Inc.	22.5%	22.2%	22.4%	Equity
Pneuron Corporation	27.6%	NA	NA	Equity
Spongecell, Inc.	23.0%	23.1%	NA	Equity

Results for the Technology segment were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Other income, net	$—	$—	$24
Equity income (loss)	20,899	(119)	21,454
Net income (loss)	$20,899	$(119)	$21,478
Year ended December 31, 2013 versus year ended December 31, 2012
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
Equity income (loss) for the Technology segment increased $21.0 million for the year ended December 31, 2013, compared to the prior year. The increase primarily related to the recognition of a gain of $32.7 million on the sale of former partner company ThingWorx, Inc. to PTC, Inc. in December 2013. The year ended December 31, 2012 included gains of $3.4 million and $1.9 million associated with the receipt of the escrowed proceeds and the achievement of performance milestones related to the sale of former partner company, Portico Systems, Inc. ("Portico"), respectively. The year ended December 31, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of former partner company SafeCentral, Inc. The increase was partially offset by an increase in the number of partner companies included within the Technology segment, all of which incurred net losses.
Year ended December 31, 2012 versus year ended December 31, 2011
Equity Income (Loss). Equity income (loss) for the Technology segment decreased $21.6 million for the year ended December 31, 2012, compared to the prior year. The year ended December 31, 2012 included gains of $3.4 million and $1.9 million associated with the receipt of the escrowed proceeds and the achievement of performance milestones related to the sale of Portico, respectively. The year ended December 31, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of SafeCentral. During 2011, we recognized a gain of $35.4 million on the sale of our former partner company Portico. The gain was partially offset by impairment charges of $5.7 million related to Swap.com and $1.4 million related to SafeCentral, former partner companies. The decrease was partially offset by smaller losses incurred at partner companies within the Technology segment.

Penn Mezzanine
Results for the Penn Mezzanine segment were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
General and administrative expense	$(15)	$(10)	$—
Interest income	1,506	1,505	210
Other income (loss), net	1,493	(2,314)	—
Equity loss	(2,096)	(317)	(71)
Net income (loss)	$888	$(1,136)	$139
Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate, any impairment on our debt and equity participation interests as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of December 31, 2013, we had a participation in eight loans and eight equity participation interests initiated by Penn Mezzanine. During the year ended December 31, 2013, we funded $2.3 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding were $2.2 million for participation in loans and $0.1 million for participation in equity of the borrower acquired by Penn Mezzanine.
Year ended December 31, 2013 versus year ended December 31, 2012

Other Income (Loss), Net. Other income (loss), net for Penn Mezzanine increased $3.8 million in the year ended December 31, 2013 compared to the prior year. During the year ended December 31, 2013, we recorded a gain on the sale of one of our Penn Mezzanine equity interest participations of $0.5 million and recorded a gain of $1.1 million on the mark-to-market of our warrant participations. The increase was partially offset by an impairment charge associated with our equity and loan participations of $0.3 million recognized in the year ended December 31, 2013. During the year ended December 31, 2012, we recorded impairment charges totaling $2.5 million associated with our equity, warrant and loan participations of $0.4 million, $0.1 million and $2.0 million, respectively. In addition, we recorded a gain of $0.2 million on the mark-to-market of our warrant participations.

Equity Loss. Equity loss increased $1.8 million in the year ended December 31, 2013 compared to the prior year. During the quarter ended December 31, 2013, we recorded an impairment charge of $1.8 million associated with our interest in the management company of Penn Mezzanine. We decided that we will not acquire participating interests in any new Penn Mezzanine lending activities.

General and administrative expense and interest income remained consistent in the current year compared to the prior year. We anticipate interest income will decrease in future periods as participating interests in existing mezzanine loans are repaid.
Year ended December 31, 2012 versus year ended December 31, 2011

Other Income (Loss), Net. During the year ended December 31, 2012, we recorded impairment charges totaling $2.5 million associated with our equity, warrant and loan participations of $0.4 million, $0.1 million and $2.0 million, respectively. In addition, we recorded a gain of $0.2 million on the market-to-market of our warrant participations.

Interest Income. Interest income increased $1.3 million due to the funding of $3.8 million for participation in loans during the year ended December 31, 2012. Additionally, from the acquisition of our ownership interest in Penn Mezzanine in August 2011 through the year ended December 31, 2011, we funded $8.1 million for participations in loans which earned interest throughout 2012.

Corporate Operations

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
General and administrative expense	$(19,716)	$(17,341)	$(17,992)
Stock-based compensation	(1,821)	(2,014)	(3,052)
Depreciation	(92)	(108)	(124)
Interest income	1,140	1,421	1,214
Interest expense	(4,303)	(5,636)	(5,971)
Other income (loss), net	(253)	(8,232)	1,067
Equity income (loss)	296	463	(225)
	$(24,749)	$(31,447)	$(25,083)
Year ended December 31, 2013 versus year ended December 31, 2012
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal and accounting. General and administrative expenses increased $2.4 million for the year ended December 31, 2013 compared to the prior year primarily due to an increase of $1.6 million in costs associated with a transitional services agreement with our previous Chief Executive Officer and severance expense of $0.9 million related to another former executive.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. Stock-based compensation decreased $0.2 million for the year ended December 31, 2013, compared to the prior year due to a $0.2 million decrease in expense related to market-based awards and a $0.2 million decrease in expense related to performance-based awards, which were partially offset by a $0.2 million increase in expense related to service-based awards.
Interest Income. Interest income includes all interest earned on cash and marketable securities balances as well as interest earned on note receivable balances from our partner companies. Interest income decreased $0.3 million for the year ended December 31, 2013, compared to the prior year. The decrease is primarily attributable to lower average cash and marketable securities balances as well as lower average note receivable balances with our partner companies as compared to the prior year.

Interest Expense. Interest expense is primarily related to our convertible senior debentures. The decrease in interest expense of $1.3 million in the year ended December 31, 2013 compared to the prior year is due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.
Other Income (Loss), Net. Other income (loss), net for the year ended December 31, 2013 included impairment charges of $0.3 million related to our interest in a legacy private equity fund. Other income (loss), net, for the year ended December 31, 2012 reflected a $7.9 million loss on the repurchase of substantially all of our 2014 Debentures and an impairment charge of $0.4 million related to our interest in a legacy private equity fund.
Equity Income (Loss). Equity income (loss) consists of our private equity holdings accounted for under the equity method. Equity income (loss) for the year ended December 31, 2013 included a $0.3 million gain upon distribution from one of our private equity holdings. Equity income (loss) for the year ended December 31, 2012 included a $0.5 million gain upon distribution from one of our private equity holdings.
Year ended December 31, 2012 versus year ended December 31, 2011
General and Administrative Expense. General and administrative expenses decreased $0.7 million for the year ended December 31, 2012 compared to the prior year primarily due to a $1.0 million decrease in employee costs and a decrease in severance costs of $0.2 million, partially offset by an increase in professional fees expense of $0.6 million.
Stock-Based Compensation. Stock-based compensation decreased $1.0 million for the year ended December 31, 2012, compared to the prior year primarily due to a $0.8 million decrease in expense related to market-based awards, a $0.1 million decrease in expense related to performance-based awards and a $0.1 million decrease in expense related to service-based awards.

Interest Income. Interest income increased $0.2 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to higher average note receivable balances with our partner companies.
Interest Expense. The decrease in interest expense of $0.3 million for the year ended December 31, 2012, compared to the prior year is due to the lower coupon rate of 5.25% payable on our 2018 Debentures for part of the year in 2012 compared to a full year of the higher coupon rate of 10.125% payable on our 2014 Debentures during 2011.
Other Income (Loss), Net. Other income (loss), net for the year ended December 31, 2012 reflected a $7.9 million loss on the repurchase of substantially all of our 2014 Debentures and an impairment charge of $0.4 million related to our interest in a legacy private equity fund. Other income (loss), net for the year ended December 31, 2011 included the release of $1.0 million from accrued expenses due to the expiration of a contingency period associated with a clawback liability in one of our private equity funds, in accordance with the terms of the partnership agreement related to that fund.
Equity Income (Loss). Equity income (loss) for the year ended December 31, 2012 included a $0.5 million gain upon distribution from one of our private equity holdings. Equity income (loss) for the year ended December 31, 2011 included a $0.2 million equity loss associated with one of our private equity holdings.
Income Tax Benefit (Expense)
Our consolidated net income tax (expense) benefit for 2013, 2012 and 2011 was $0.0 million in each year. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax (expense) benefit that would have been recognized in each year was offset by changes in the valuation allowance.
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
As of December 31, 2013, we had $139.3 million of cash and cash equivalents and $44.3 million of marketable securities for a total of $183.6 million.
In February 2014, Crescendo Bioscience was acquired by Myriad Genetics, Inc. We received $38.4 million in cash proceeds in connection with the transaction, excluding $3.2 million which will be held in escrow for 15 months.
In February 2014, NuPathe was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. We received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of the milestones, we may receive up to an additional $24.2 million.
In January 2014, Alverix was acquired by Becton, Dickinson and Company. We received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow for approximately 18 months.
In December 2013, ThingWorx was acquired by PTC Inc. We received cash proceeds of $36.4 million, excluding $4.1 million which will be held in escrow until December 30, 2015. Depending on the achievement of certain milestones, we may receive up to an additional $6.5 million in connection with the transaction.
We have not recognized on our Consolidated Balance Sheets $7.6 million held in escrow related to the sale of Advanced BioHealing, Inc. to Shire plc in June 2011. Prior to the expiration of the escrow period in March 2012, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributed to us or other former owners until the validity of such claims is determined. We presently view it as unlikely that we will receive any portion of such amount in the short or long-term.
In April 2012, we received $3.4 million in connection with the expiration of the escrow period associated with the sale of Avid in December 2010. Also in April 2012, a regulatory milestone associated with the Avid transaction was achieved which resulted in $5.6 million of additional proceeds being paid to us in the second quarter of 2012. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54.0 million by the end of 2018. We presently view it as unlikely that we will receive any significant portion of such amount in the short or long-term.

In connection with the May 2008 sale of our equity and debt interests in our former partner company, Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Biopharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”), an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow. The purchaser in the Bundle Transaction asserted claims against the entire escrowed amounts. In April 2013, the claim against the escrow was tried on the merits and the verdict in the case denied the purchaser’s claims against the escrowed funds.  The $6.4 million in escrow was subsequently released to us in June 2013.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018. Net proceeds from the issuance of the 2018 Debentures in November 2012 were used to repurchase substantially all of our 2014 Debentures. Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is $18.13 of principal amount per share. The closing price per share of our common stock at December 31, 2013 was $20.09. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In addition to the 2018 Debentures discussed above, we had $0.4 million of 2024 Debentures and $29 thousand of 2014 Debentures outstanding at December 31, 2013. Interest on the 2024 and 2014 Debentures is payable semi-annually, and the remainder of the outstanding principal amount of the 2014 Debentures is due and payable in full on March 15, 2014.
Our Board of Directors had authorized us, from time to time and depending on market conditions, to repurchase up to $10.0 million of our outstanding common stock. Purchases in the amount of eight thousand shares had been made under the authorization through December 31, 2013. In February 2014, our Board of Directors increased the authorized amount of repurchases to $25.0 million.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at December 31, 2013 was $43.7 million.
At December 31, 2013, we had committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded in the next 12 months.
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
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Since 2001 and through December 31, 2013, we have received a total of $16.9 million in payments on the loan. The carrying value of the loan at December 31, 2013 was zero. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms. We did not receive any payments on this loan agreement in 2013, 2012, or 2011.
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2013. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
For the reasons we have presented above, we believe our cash and cash equivalents at December 31, 2013, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Consolidated Working Capital
Consolidated working capital decreased to $171.0 million at December 31, 2013 compared to $178.6 million at December 31, 2012. The decrease of $7.6 million was primarily due to cash and marketable securities used to fund acquisitions of ownership interests in partner companies and funds and operating expenses incurred during the year, partially offset by cash proceeds of $36.4 million received on the sale of ThingWorx.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash used in operating activities	$(21,221)	$(16,525)	$(17,727)
Net cash provided by (used in) investing activities	90,258	3,116	(52,575)
Net cash provided by (used in) financing activities	4,252	(3,749)	(29,930)
	$73,289	$(17,158)	$(100,232)
Net Cash Used In Operating Activities

Year ended December 31, 2013 versus year ended December 31, 2012. Net cash used in operating activities increased $4.7 million in 2013 compared to the prior year. The increase primarily related to $2.9 million in cash interest payments on our 2018 Debentures. In the prior year, interest payments related to the 2014 Debentures were funded from a restricted escrow account. Interest payments made out of the restricted escrow account on the 2014 Debentures were considered non-cash investing activities. The change also related to an increase in cash severance payments of $0.9 million and an increase of $0.6 million in cash used for professional fees. These increases were partially offset by a $0.7 million decrease in cash used for management incentive plan payments.

Year ended December 31, 2012 versus year ended December 31, 2011. Net cash used in operating activities decreased $1.2 million in 2012 compared to the prior year. The change primarily related to $1.1 million in cash received for interest and fees associated with our participation in mezzanine loans and a $1.2 million decrease in employee and severance costs, partially offset by a $0.6 million increase in professional fees and a $0.4 million increase in cash used for management incentive plan payments.
Net Cash Provided by (Used In) Investing Activities

Year ended December 31, 2013 versus year ended December 31, 2012. Net cash provided by investing activities increased $87.1 million in 2013 compared to the prior year. The increase primarily related to a $61.1 million increase in cash received from the net sale of marketable securities, an increase of $21.4 million in proceeds from sales of and distributions from companies and funds, primarily related to the 2013 sale of our interests in ThingWorx, the release of $6.4 million of escrowed funds related to the Bundle Transaction, a decrease in acquisitions of ownership interests in companies and funds of $4.3 million and a decrease in advances and loans to companies of $3.2 million. These increases were partially offset by a $7.7 million decrease from the release in 2012 of cash from escrow as a result of the repurchase of the 2014 Debentures and a decrease of $1.6 million related to repayments of advances to partner companies.

Year ended December 31, 2012 versus year ended December 31, 2011. Net cash provided by (used in) investing activities increased $55.7 million in 2012 compared to the prior year. The increase was primarily related to a $166.3 million net decrease in cash paid to acquire marketable securities, the receipt of $7.7 million from the release of cash from escrow as a result of the repurchase of the 2014 Debentures and a $39.2 million decrease in cash paid to acquire ownership interests in partner companies and funds, partially offset by a $153.7 million decrease in proceeds from sales of and distributions from partner companies and funds, a $1.8 million decrease in repayments of advances to partner companies and a $1.5 million increase in advances and loans to partner companies.
Net Cash Provided by (Used In) Financing Activities

Year ended December 31, 2013 versus year ended December 31, 2012. Net cash provided by (used in) financing activities increased $8.0 million in 2013 compared to the prior year. The increase primarily related to the cash outflow of $58.7 million associated with the repurchase of the 2014 Debentures in 2012 as well as $1.8 million in costs associated with the issuance of our 2018 Debentures in 2012 partially offset by the issuance of $55.0 million in the face amount of our 2018 Debentures. The increase also related to a $2.7 million increase in the proceeds received from the exercise of stock options.

Year ended December 31, 2012 versus year ended December 31, 2011. Net cash used in financing activities decreased $26.2 million in 2012 compared to the prior year. The decrease is related to the issuance of $55.0 million in face amount of our 2018 Debentures and a $0.8 million increase in the issuance of common stock offset by a $27.9 million increase in the repurchase of convertible senior debentures and the payment of $1.8 million in debt issuance costs.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2013, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2014	2015 and 2016	2017 and 2018	After 2018
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures (a)	$55.5	$0.5	$—	$55.0	$—
Interest payments on long-term debt	12.7	2.9	5.8	4.0	—
Operating leases	0.9	0.5	0.4	—	—
Funding commitments (b)	0.1	0.1	—	—	—
Potential clawback liabilities (c)	1.3	1.0	—	0.3	—
Other long-term obligations (d)	3.4	0.8	1.6	1.0	—
Total Contractual Cash Obligations	$73.9	$5.8	$7.8	$60.3	$—

	Amount of Commitment Expiration by Period
			2015 and 2016	2017 and 2018	After 2018
	Total	2014
	(In millions)
Other Commitments:
Letters of credit (e)	$6.3	$—	$—	$—	$6.3

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

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2013.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $2.4 million at December 31, 2013.
In connection with the Bundle Transaction, we agreed to continue our guarantee of the Laureate Biopharma, Inc. Princeton, New Jersey facility lease, subject to certain conditions. During the year ended December 31, 2013, we obtained the release of our obligation at no expense to us.
As of December 31, 2013, we had federal net operating loss carryforwards totaling approximately $224.3 million. The net operating loss carryforwards expire in various amounts from 2021 to 2033.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies and other assets. At December 31, 2013, these interests included our equity positions in NuPathe, a publicly-traded entity, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure related to these types of interests. Based on closing market prices at December 31, 2013, the aggregate fair market value of our holdings in NuPathe was $20.1 million. A 20% decrease in NuPathe's stock price would result in an approximate $4.0 million decrease in the aggregate fair value of our holdings in this company.
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

Liabilities	2014	2015	2016	After 2016	Fair Value at December 31, 2013
2024 Debentures due by year (in millions)	$0.4	$—	$—	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$69.9
Fixed interest rate	5.25%	5.25%	5.25%	5.25%

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2014

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$139,318	$66,029
Cash held in escrow	—	6,434
Marketable securities	38,250	110,957
Restricted marketable securities	5	10
Prepaid expenses and other current assets	1,557	2,408
Total current assets	179,130	185,838
Property and equipment, net	138	193
Ownership interests in and advances to partner companies and funds (of which $20,057 and $20,972 are measured at fair value at December 31, 2013 and 2012, respectively)	148,579	148,639
Loan participations receivable	8,135	7,085
Available-for-sale securities	15	58
Long-term marketable securities	6,088	29,059
Other assets	3,911	3,272
Total Assets	$345,996	$374,144
LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$470	$—
Accounts payable	245	610
Accrued compensation and benefits	5,028	4,050
Accrued expenses and other current liabilities	2,431	2,601
Total current liabilities	8,174	7,261
Other long-term liabilities	3,683	3,921
Convertible senior debentures—non-current	49,478	48,991
Total Liabilities	61,335	60,173
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,553 and 20,968 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,155	2,097
Additional paid-in capital	822,103	815,946
Accumulated deficit	(539,597)	(504,072)
Total Equity	284,661	313,971
Total Liabilities and Equity	$345,996	$374,144
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
General and administrative expense	$21,644	$19,473	$21,168
Operating loss	(21,644)	(19,473)	(21,168)
Other income (loss), net	383	9,338	(6,145)
Interest income	2,646	2,926	1,424
Interest expense	(4,303)	(5,636)	(5,971)
Equity income (loss)	(12,607)	(26,517)	142,457
Net income (loss) before income taxes	(35,525)	(39,362)	110,597
Income tax benefit (expense)	—	—	—
Net income (loss)	$(35,525)	$(39,362)	$110,597
Net income (loss) per share:
Basic	$(1.66)	$(1.88)	$5.33
Diluted	$(1.66)	$(1.88)	$4.74
Average shares used in computing net income (loss) per share:
Basic	21,362	20,974	20,764
Diluted	21,362	20,974	24,522
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(35,525)	$(39,362)	$110,597
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	(43)	4,388	(20,308)
Reclassification adjustment for gain from available-for-sale securities changed to fair value	—	(4,607)	—
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	43	260	7,451
Total comprehensive income (loss)	$(35,525)	$(39,321)	$97,740
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

			Accumulated Other Comprehensive Income (Loss)
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2010	246,431	(575,307)	12,816	20,630	2,063	806,859	—	—
Net income	110,597	110,597	—	—	—	—	—	—
Stock options exercised, net	918	—	—	95	10	908	5	—
Issuance of restricted stock, net	139	—	—	27	2	137	(5)	—
Stock-based compensation expense	3,052	—	—	—	—	3,052	—	—
Other comprehensive loss	(12,857)	—	(12,857)	—	—	—	—	—
Balance — December 31, 2011	348,280	(464,710)	(41)	20,752	2,075	810,956	—	—
Net loss	(39,362)	(39,362)	—	—	—	—	—	—
Stock options exercised, net	1,741	—	—	181	19	1,722	—	—
Issuance of restricted stock, net	94	—	—	35	3	91	—	—
Stock-based compensation expense	2,014	—	—	—	—	2,014	—	—
Repurchase of equity component of convertible senior debentures	(5,283)	—	—	—	—	(5,283)	—	—
Equity component of convertible senior debentures issued, net of issuance costs	6,446	—	—	—	—	6,446	—	—
Other comprehensive income	41	—	41	—	—	—	—	—
Balance — December 31, 2012	313,971	(504,072)	—	20,968	2,097	815,946	—	—
Net loss	(35,525)	(35,525)	—	—	—	—	—	—
Stock options exercised, net	4,417	—	—	559	55	4,261	(7)	101
Issuance of restricted stock, net	99	—	—	26	3	75	3	21
Stock-based compensation expense	1,821	—	—	—	—	1,821	—	—
Repurchase of common stock	(122)	—	—	—	—	—	8	(122)
Balance — December 31, 2013	$284,661	$(539,597)	$—	21,553	$2,155	$822,103	4	$—
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(35,525)	$(39,362)	$110,597
Adjustments to reconcile to net cash used in operating activities:
Depreciation	92	108	124
Amortization of debt discount	995	726	623
Equity (income) loss	12,607	26,517	(142,457)
Other (income) loss, net	(383)	(9,338)	6,145
Stock-based compensation expense	1,821	2,014	3,052
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(1,194)	(418)	(429)
Accounts payable, accrued expenses, and other	366	3,228	4,618
Net cash used in operating activities	(21,221)	(16,525)	(17,727)
Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies and funds	(41,838)	(46,100)	(85,329)
Proceeds from sales of and distributions from companies and funds	38,974	17,596	171,268
Advances and loans to companies	(10,464)	(13,665)	(12,127)
Repayment of advances to companies	1,651	3,214	5,000
Origination fees on mezzanine loans	42	74	537
Increase in marketable securities	(69,883)	(242,023)	(240,367)
Decrease in marketable securities	165,379	276,392	108,393
Release of restricted cash equivalents for interest on convertible senior debentures	—	7,701	—
Capital expenditures	(37)	(73)	(58)
Proceeds from sale of discontinued operations, net	6,434	—	1
Other, net	—	—	107
Net cash provided by (used in) investing activities	90,258	3,116	(52,575)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debentures	—	55,000	—
Repurchase of convertible senior debentures	(43)	(58,703)	(30,848)
Costs of issuance of convertible senior debentures	—	(1,790)	—
Issuance of Company common stock, net	4,417	1,744	918
Repurchase of Company common stock	(122)	—	—
Net cash provided by (used in) financing activities	4,252	(3,749)	(29,930)
Net Increase (Decrease) in Cash and Cash Equivalents	73,289	(17,158)	(100,232)
Cash and Cash Equivalents at beginning of period	66,029	83,187	183,419
Cash and Cash Equivalents at end of period	$139,318	$66,029	$83,187
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Description of the Company
Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growth-stage businesses by providing capital and strategic, operational and management resources. Safeguard participates principally in growth and expansion financings and at times, early-stage financings. The Company’s vision is to be the preferred source of capital for entrepreneurs and management teams in targeted sectors.
The Company strives to create long-term value for its shareholders by helping its partner companies increase their market penetration, grow revenue and improve cash flow. The Company focuses principally on companies with initial capital requirements of between $5 million and $15 million, and follow-on financing needs of between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. The Company principally targets companies that operate in two sectors:
Healthcare — companies focused on medical technology (“MedTech”), including diagnostics and devices; and healthcare technology (“HealthTech”); and specialty pharmaceuticals. Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization.
Technology — companies focused on digital media; financial technology (“FinTech”) and Enterprise 3.0, which includes mobile technology, cloud, the “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.
Principles of Consolidation
The consolidated financial statements include the accounts of Safeguard and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany accounts and transactions are eliminated in consolidation.
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
Consolidation Method. The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net (income) loss attributable to non-controlling interest in the Statements of Operations. Net (income) loss attributable to non-controlling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2013 and for each of the three years in the period then ended, the Company did not hold a controlling interest in any of its partner companies.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Available-for-Sale Securities. The Company accounts for its ownership interest in former partner company Tengion, Inc. as available-for-sale securities. In addition, for the period from its initial public offering in August 2010 through October 2012, the Company’s ownership interest in NuPathe was accounted for as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net income (loss) when a decline in the fair value is determined to be other than temporary.
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
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies and funds could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2013, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies and funds is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Restricted Marketable Securities
Restricted marketable securities consist of certificates of deposit with various maturity dates.
Financial Instruments
The Company’s financial instruments (principally cash and cash equivalents, marketable securities, restricted cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s warrant participations are carried at fair value. The Company’s long-term debt is carried at cost. At December 31, 2013, the market value of the Company’s outstanding debentures was approximately $69.9 million based on the midpoint of bid and ask prices as of that date.
Accounting for Participating Interests in Mezzanine Loans Receivable and Related Equity Interests
In 2011, the Company acquired a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. From such acquisition through December 31, 2013, through its relationship with Penn Mezzanine, the Company acquired participating interests in mezzanine loans and related equity interests of the borrowers. In certain instances, these interests also included warrants to purchase common stock of the borrowers. The Company’s accounting policies for these participating interests are as follows:
Loan Participations Receivable
The Company’s participating interests in Penn Mezzanine loans are included in Loan participations receivable on the Consolidated Balance Sheets. On a periodic basis, but no less frequently than at the end of each quarter, the Company evaluates the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. The Company maintains an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon management’s analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the individual borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. The Company’s analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The Company does not accrue interest when a loan is considered impaired. All cash receipts from an impaired loan are applied to reduce the original principal amount of such loan until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at December 31, 2013 and 2012 was $2.3 million and $2.0 million, respectively.
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
Equity Participations
The Company’s participation in equity interests acquired by Penn Mezzanine is accounted for under the cost method of accounting. On a periodic basis, but no less frequently than at the end of each quarter, the Company evaluates the carrying value of its participation in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value of the equity interest relative to its carrying value, the financial condition and prospects of the underlying company and other relevant factors. The Company’s participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.

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
The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the Company’s ownership interests in private equity funds generally is determined based on the fair value of its pro rata portion of the funds’ net assets.
Impairment charges related to equity method partner companies and funds are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies and funds and available-for-sale securities are included in Other income (loss), net in the Consolidated Statements of Operations.
The reduced cost basis of a previously impaired partner company is not written-up if circumstances suggest the value of the company has subsequently recovered.

Defined Contribution Plans
Defined contribution plans are contributory and cover eligible employees of the Company. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company makes matching contributions under the plan. Expense relating to defined contribution plans was $0.4 million for the year ended December 31, 2013 and $0.3 million in each of the years ended December 31, 2012 and 2011.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of other comprehensive income (loss) are from net unrealized appreciation (depreciation) on available-for-sale securities. Reclassification adjustments result from the recognition in net income (loss) of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.
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

	December 31, 2013	December 31, 2012
	(In thousands)
Fair value	$20,057	$20,972
Equity Method:
Partner companies	108,872	102,931
Private equity funds	1,766	3,810
	110,638	106,741
Cost Method:
Partner companies	13,480	10,000
Private equity funds	2,418	2,634
	15,898	12,634
Advances to partner companies	1,986	8,292
	$148,579	$148,639
Loan participations receivable	$8,135	$7,085
Available-for-sale securities	$15	$58
Impairment charges related to equity method partner companies were $11.2 million, $5.0 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The impairment charge in 2013 was related to PixelOptics, Inc. and is reflected in Equity loss in the Consolidated Statements of Operations. The impairment was based on PixelOptics' inability to raise additional capital to continue its operations. The impairment charge in 2012 also related to PixelOptics. The adjusted carrying value of PixelOptics at December 31, 2013 was $0 and the Company believes it will not recover any of its capital. On November 4, 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The impairment charges in 2011 included $5.7 million related to Swap.com and $1.4 million related to SafeCentral, Inc., both former partner companies.

The Company recognized an impairment charge of $1.8 million for the year ended December 31, 2013 related to its interest in the management company of Penn Mezzanine which is reflected in Equity loss in the Consolidated Statements of Operations. During the quarter ended December 31, 2013, the Company decided that it will not acquire participating interests in any new Penn Mezzanine lending activities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized impairment charges of $0.3 million and $2.5 million related to its Penn Mezzanine debt and equity participations in the years ended December 31, 2013 and 2012, respectively, which is reflected in Other income (loss), net in the Consolidated Statements of Operations. The charge in 2013 included $0.2 million related to loan participations and $0.1 million representing an adjustment to the fair value of the Company's participation in warrants. The charge in 2012 included $2.0 million related to loan participations, $0.4 million related to equity participations and $0.1 million related to warrant participations.
The Company recognized impairment charges of $0.3 million and $0.4 million related to its cost method interest in a legacy private equity fund in 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statement of Operations.
The Company recognized impairment charges of $0.3 million and $7.5 million for the years ended December 31, 2012 and 2011, respectively, related to available-for-sale securities. The impairment charges are reflected in Other income (loss), net, in the Consolidated Statements of Operations and represent the unrealized loss on the mark-to-market of its ownership interests in Tengion and NuPathe which were previously recorded as a separate component of equity. During the years ended December 2012 and 2011, the Company determined that the decline in the value of its public holdings in Tengion and NuPathe were other than temporary.
On October 23, 2012, the Company purchased preferred stock and warrants from NuPathe for $5.0 million. Each of the 2,500 shares of preferred stock was convertible into 1,000 shares of NuPathe’s common stock at a price of $2.00 per share, subject to antidilution protection. The preferred stock was converted in February 2013. The warrants were exercisable to purchase 2.5 million shares of NuPathe common stock at a price of $2.00 per share. Following the transaction, the Company’s interests in NuPathe’s common stock, preferred stock, warrants and options are accounted for under the fair value option. The Company recognized an unrealized gain of $4.6 million related to the mark-to-market of the Company’s ownership interests in NuPathe’s common stock, previously classified as a separate component of equity. In the period from October 23, 2012 through December 31, 2012, the Company recognized an unrealized gain of $6.4 million on the mark-to-market of its holdings in NuPathe. These gains were included in Other income (loss), net in the Consolidated Statements of Operations. For the year ended December 31, 2013, the Company recognized an unrealized loss of $0.9 million on the mark-to-market of its holdings in NuPathe, which is included in Other income (loss), net in the Consolidated Statements of Operations
In December 2013, ThingWorx, Inc., formerly an equity method partner company, was acquired by PTC, Inc. The Company received cash proceeds of $36.4 million, excluding $4.1 million which will be held in escrow until December 30, 2015. Depending on the achievement of certain milestones, the Company may receive up to an additional $6.5 million in connection with the transaction. The Company recognized a gain of $32.7 million on the transaction which is recorded in Equity income (loss) in the Consolidated Statement of Operations for the year ended December 31, 2013.

In July 2011, Portico Systems, Inc. was acquired by McKesson resulting in cash proceeds of approximately $32.8 million in exchange for the Company’s equity interests. In June 2012, the Company received an additional $1.9 million as a result of the achievement of milestones associated with the transaction. In August 2012, the Company received $3.4 million upon the expiration of the escrow period. These amounts were recorded in Equity income (loss) in the Consolidated Statement of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited summarized balance sheets for PixelOptics at June 30, 2013 and December 31, 2012 and the results of operations for the six months ended June 30, 2013 and 2012, have been compiled from the unaudited financial statements of PixelOptics.  The results of PixelOptics are reported on a one quarter lag.

	As of June 30,	As of December 31,
	2013	2012
	(In thousands)
Balance Sheets:
Current assets	$285	$323
Non-current assets	4,588	5,259
Total assets	$4,873	$5,582
Current liabilities	$56,721	$34,184
Non-current liabilities	1,818	10,228
Shareholders’ equity	(53,666)	(38,830)
Total liabilities and shareholders’ equity	$4,873	$5,582

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Results of Operations:
Revenue	$800	$569
Operating loss	$(12,219)	$(16,172)
Net loss	$(14,838)	$(16,923)

The following unaudited summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2013 and 2012 and for each of the three years ended December 31, 2013, 2012 and 2011 has been compiled from the unaudited financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The unaudited financial information below does not include information pertaining to PixelOptics.

	As of December 31,
	2013	2012
	(In thousands)
Balance Sheets:
Current assets	$221,001	$168,246
Non-current assets	90,042	74,555
Total assets	$311,043	$242,801
Current liabilities	$153,398	$125,491
Non-current liabilities	75,324	37,384
Shareholders’ equity	82,321	79,926
Total liabilities and shareholders’ equity	$311,043	$242,801
As of December 31, 2013, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $72.2 million. Of this excess, $53.7 million was allocated to goodwill and $18.5 million was allocated to intangible assets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Results of Operations:
Revenue	$273,754	$191,928	$117,057
Gross profit	$125,766	$90,876	$63,160
Net loss	$(52,489)	$(79,662)	$(38,468)
3. Acquisitions of Ownership Interests in Partner Companies and Funds
In November 2013, the Company acquired a 22.0% interest in Apprenda, Inc. for $12.1 million. Apprenda makes mobile phone application development software. The Company accounts for its ownership interest in Apprenda under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Apprenda was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value of Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In November 2013, the Company acquired a 8.0% interest in Dabo Health, Inc. ("Dabo") for $0.8 million. Dabo provides the healthcare community with a healthcare information platform that brings clarity to quality metrics, makes them actionable to hospitals and care providers, and facilitates collaboration for quality improvement. The Company accounts for its ownership interest in Dabo under the cost method.
In October and May 2013, the Company funded an aggregate of $0.5 million of a convertible bridge loan to Hoopla Software, Inc. (“Hoopla”). The Company had previously acquired an interest in Hoopla in December 2011 for $1.3 million. Hoopla helps organizations create high performance sales cultures through software-as-a-service solutions that integrate with customer relationship management systems. The Company accounts for its interest in Hoopla under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Hoopla was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In September and June 2013, the Company funded an aggregate of $0.6 million of convertible bridge loans to Alverix, Inc. The Company had previously deployed an aggregate of $8.8 million in Alverix. The Company accounts for its ownership interest in Alverix under the equity method. Subsequent to year end, the Company sold its interest in Alverix. For further details, see Note 18 to the Consolidated Financial Statements.
In August 2013, the Company acquired a 35.1% primary ownership interest in Quantia, Inc. for $7.5 million. Quantia provides a mobile and web-based physician relationship management platform, QuantiaMD, which enables principal participants throughout the healthcare spectrum, including health systems, payers, pharmaceutical companies and medical device companies, to engage and interact with their physicians. The Company accounts for its interest in Quantia under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Quantia was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2013, the Company deployed an additional $1.1 million in DriveFactor, Inc. The Company previously deployed an aggregate of $3.5 million in DriveFactor in 2011 and 2012. DriveFactor is a provider of telematics technology and statistical analysis of driving data. The Company accounts for its interest in DriveFactor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of DriveFactor was allocated to goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2013, the Company deployed $5.0 million in Clutch Holdings, Inc. (“Clutch”). Clutch is a provider of loyalty and gift card programs to retailers through its proprietary platform, and offers a mobile wallet application to consumers to track and store gift and loyalty cards, coupons and other retail shopping tools. The Company previously had acquired an interest in Clutch in February 2013 for $0.5 million. In conjunction with the most recent funding, the Company’s primary ownership interest in Clutch increased from 6.5% to 24.0%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Clutch. The difference between the Company's cost and its interest in the underlying net assets of Clutch was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

funds on the Consolidated Balance Sheets. The change in accounting treatment for the Company’s holdings in Clutch from the cost method to the equity method had no effect on the Consolidated Financial Statements of any prior period.
In July 2013, the Company funded $1.0 million of a convertible bridge loan to Crescendo Bioscience, Inc. The Company previously had acquired an interest in Crescendo Bioscience in December 2012 for $10.0 million. The Company accounts for its ownership interest in Crescendo Bioscience under the cost method. Subsequent to year end, the Company sold its interest in Crescendo Bioscience. For further details, see Note 18 to the Consolidated Financial Statements.
During the year ended December 31, 2013, the Company funded $2.3 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding were $2.2 million for participations in loans and $0.1 million for participations in equity of the borrower acquired by Penn Mezzanine. During the year ended December 31, 2012, the Company funded $4.2 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $3.8 million for participations in loans, $0.3 million for participations in equity of the borrowers, and $0.1 million for participations in warrants to acquire common stock of the borrowers. During the year ended December 31, 2011, the Company funded an aggregate of $9.7 million for participations in certain loans and equity interests. Included in this funding was $8.1 million for participations in loans, $1.3 million for participations in equity and $0.3 million for participations in warrants to acquire common stock of the borrowers. In August 2011, the Company acquired a 36% ownership interest in the management company and general partner of Penn Mezzanine for $3.9 million. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. The Company accounts for its interest in Penn Mezzanine under the equity method of accounting.
During the year ended December 31, 2013, the Company funded an aggregate of $5.3 million of a convertible bridge loan to PixelOptics. The Company previously deployed an aggregate of $31.6 million in PixelOptics. The adjusted carrying value of PixelOptics at December 31, 2013 was $0. The Company accounted for its interest in PixelOptics under the equity method.
In June 2013, the Company deployed an additional $5.3 million in Medivo, Inc. The Company had previously acquired an interest in Medivo in November 2011 for $6.3 million. Medivo is a cloud-based health monitoring platform that connects doctors, consumers and clinical labs. The Company accounts for its interest in Medivo under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Medivo was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In March 2013, the Company deployed an additional $1.7 million in Lumesis, Inc. The Company had previously acquired an interest in Lumesis in February 2012 for $2.2 million. Lumesis is a financial technology company that is dedicated to delivering software solutions and comprehensive, timely data to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Lumesis was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In February 2013, the Company acquired a 27.6% primary ownership interest in Pneuron Corporation for $5.0 million. Pneuron helps enterprise companies reduce the time and cost of application development by building solutions across heterogeneous databases and applications. The Company accounts for its ownership interest in Pneuron under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Pneuron was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
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
In December 2012, the Company acquired a 35% interest in AppFirst, Inc. for $6.5 million. AppFirst delivers application monitoring systems for development operations professionals and technology executives with visibility into systems, applications and business metrics. The Company accounts for its ownership interest in AppFirst under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AppFirst was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In October and March 2012, the Company deployed an additional $5.2 million in Good Start Genetics, Inc. (“Good Start”). The Company had previously acquired an interest in Good Start in 2010 for $6.8 million. Good Start performs pre-pregnancy genetic tests, which utilize an advanced DNA sequencing technology to screen for a panel of genetic disorders,

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

including those recommended by the American Congress of Obstetricians and Gynecologists and the American College of Medical Genetics. The Company accounts for its interest in Good Start under the equity method. The difference between the Company’s cost and its ownership interest in the underlying net assets of Good Start was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In October 2012, the Company purchased 2,500 preferred stock units and warrants to purchase 2.5 million shares of common stock from NuPathe for $5.0 million. The preferred stock was converted into 2.5 million shares of common stock of NuPathe in February 2013. The Company previously deployed $18.3 million in NuPathe from August 2006 through August 2010. The Company accounts for its ownership interest in NuPathe under the fair value method. Subsequent to year end, the Company sold its interest in NuPathe. For further details, see Note 18 to the Consolidated Financial Statements.
In September 2012, the Company deployed an additional $5.0 million in ThingWorx. The Company previously deployed $5.0 million in ThingWorx in February 2011. In December 2013, ThingWorx was acquired by PTC Inc. resulting in net sale proceeds to the Company of $36.4 million, excluding cash held in escrow of $4.1 million. Depending on the achievement of certain milestones, the Company may receive up to an additional $6.5 million in connection with the transaction. The Company accounted for its interest in ThingWorx under the equity method.
In August 2012, the Company funded a $1.7 million convertible debt facility to MediaMath, Inc. The Company previously deployed an aggregate of $16.9 million in MediaMath. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The Company accounts for its interest in MediaMath under the equity method. The difference between the Company's cost and its interest in the underlying net assets of MediaMath was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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
In February 2012, the Company acquired a 23.1% ownership interest in Spongecell, Inc. for $10.0 million. Spongecell is a digital advertising technology company that enhances standard banner ads with rich interactive features. The Company accounts for its ownership interest in Spongecell under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Spongecell was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In September 2011, the Company acquired a 30.1% ownership interest in Putney, Inc. for $10.0 million. Putney is a specialty pharmaceutical company focused on providing generic medicines for pets. The Company accounts for its interest in Putney under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Putney was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2011, the Company funded $2.4 million of a convertible bridge loan to Swap.com. The Company had previously deployed an aggregate of $8.1 million in Swap.com. The Company impaired all of the carrying value of Swap.com in 2011 and no longer holds an active interest in the company. The Company accounted for its interest in Swap.com under the equity method.
In June 2011, the Company acquired a 31.7% ownership interest in NovaSom, Inc. for $20.0 million. NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea. The Company accounts for its interest in NovaSom under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NovaSom was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Carrying Value	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$139,318	$139,318	$—	$—
Restricted marketable securities	5	5	—	—
Ownership interest in common stock of NuPathe	16,874	16,874	—	—
Ownership interest in warrants and options of NuPathe	3,183	—	—	3,183
Available-for-sale securities	15	15	—	—
Warrant participations	1,563	—	—	1,563
Marketable securities—held-to-maturity:
Commercial paper	$13,599	$13,599	$—	$—
U.S. Treasury Bills	8,014	8,014	—	—
Government agency bonds	9,945	9,945	—	—
Certificates of deposit	12,780	12,780	—	—
Total marketable securities	$44,338	$44,338	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Carrying Value	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$66,029	$66,029	$—	$—
Cash held in escrow	6,434	6,434	—	—
Restricted marketable securities	10	10	—	—
Ownership interest in common stock of NuPathe	8,897	8,897	—	—
Ownership interest in preferred stock, warrants and options of NuPathe	12,075	—	—	12,075
Available-for-sale securities	58	58	—	—
Warrant participations	423	—	—	423
Marketable securities—held-to-maturity:
Commercial paper	$50,932	$50,932	$—	$—
U.S. Treasury Bills	21,352	21,352	—	—
Government agency bonds	45,909	45,909	—	—
Certificates of deposit	21,823	21,823	—	—
Total marketable securities	$140,016	$140,016	$—	$—
As of December 31, 2013, $38.3 million of marketable securities had contractual maturities which were less than one year and $6.1 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company recognized impairment charges of $11.2 million and $5.0 million related to PixelOptics for the years ended December 31, 2013 and 2012, respectively. The fair market value of the Company’s equity ownership in PixelOptics was determined to be $0 at December 31, 2013 based on Level 3 inputs as defined above.  The inputs and valuation techniques used were primarily an evaluation of discounted cash flows for PixelOptics.
The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies. The Company recognized gains of $1.1 million and $0.2 million associated with mark-to-market adjustments related to its warrant participations with Penn Mezzanine in the years ended December 31, 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statements of Operations.
The Company recognized an impairment charge of $1.8 million related to its ownership interest in the management company of Penn Mezzanine for the year ended December 31, 2013. The fair market value of the Company’s ownership interest in Penn Mezzanine was determined to be $1.3 million based on Level 3 inputs as described above. The inputs and valuation techniques used were primarily an evaluation of the future cash flows associated with the Company's interest in the management company of Penn Mezzanine.
The Company recognized impairment charges of $0.3 million and $2.5 million related to its Penn Mezzanine debt and equity participations in the years ended December 31, 2013 and 2012, respectively, measured as the amount by which the carrying value of the Company’s participation in the debt and equity interests acquired by Penn Mezzanine exceeded their estimated fair values. The fair market values of the Company's participating interests in debt and equity acquired by Penn Mezzanine were determined based on Level 3 inputs as defined above. The inputs and valuation techniques used included discounted cash flows and valuations of comparable public companies.
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
The Company recognized impairment charges of $0.3 million and $0.4 million related to a legacy private equity fund for the years ended December 31, 2013 and 2012, respectively, measured as the amount by which the carrying value of the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s interest in the fund exceeded its estimated fair value. The fair market value of the Company’s interest in the fund was determined to be $1.7 million at December 31, 2013 based on the fair value of the Company’s pro rata portion of the fund’s net assets, which is a Level 3 input under the fair value hierarchy.
5. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Building and improvements	$607	$607
Office equipment	1,039	1,002
	1,646	1,609
Accumulated depreciation	(1,508)	(1,416)
	$138	$193
6. Convertible Debentures and Credit Arrangements
The carrying values of the Company’s convertible senior debentures were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Convertible senior debentures due 2018	$49,478	$48,483
Convertible senior debentures due 2024	441	441
Convertible senior debentures due 2014	29	67
	49,948	48,991
Less: current portion	(470)	—
Convertible senior debentures — non-current	$49,478	$48,991
Convertible Senior Debentures due 2018
In November 2012, Safeguard issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the “2018 Debentures”). Proceeds from the offering were used to repurchase substantially all of the Company's then outstanding 10.125% convertible senior debentures due 2014 (the “2014 Debentures”). The repurchase of the 2014 Debentures resulted in a loss on repurchase of $7.9 million which is reflected in Other income (loss), net in the Consolidated Statement of Operations for the year ended December 31, 2012. Interest on the 2018 Debentures is payable semi-annually on May 15 and November 15.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On or after November 15, 2017 until the close of business on the second business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been met. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election.
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2013 was $20.09.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2013, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $69.9 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2013, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $5.5 million and the net carrying value of the liability component was $49.5 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $1.0 million and $0.1 million of such expense for the years ended December 31, 2013 and 2012, respectively. The effective interest rate on the 2018 Debentures is 8.7%.
Convertible Senior Debentures due 2024
In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). At December 31, 2013, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The remaining 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.

Convertible Senior Debentures due 2014
In March 2010, the Company issued an aggregate of $46.9 million of the 2014 Debentures. As noted above, in November 2012, the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest. The remaining $29 thousand outstanding principal amount of the 2014 Debentures is due and payable on March 15, 2014.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at December 31, 2013 was $43.7 million.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Accrued interest	$366	$335
Other	2,065	2,266
	$2,431	$2,601
8. Equity
Preferred Stock
Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds and conversion determined by the Board of Directors. At December 31, 2013 and 2012, there were one million shares authorized and none outstanding.

9. Stock-Based Compensation
Equity Compensation Plans
Under the amended and restated 2004 Equity Compensation Plan, employees, executive officers, directors and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards. The 2004 Equity Compensation Plan has 2.2 million shares authorized for issuance. The 2001 Associates Equity Compensation Plan, with 0.9 million shares authorized for issuance, and the 1999 Equity Compensation Plan, with 1.5 million shares authorized for issuance, expired by their terms and no further grants may be made under those plans. During 2013 and 2011, the Company issued 70 thousand and 85 thousand options, respectively, outside of existing plans as inducement awards in accordance with New York Stock Exchange rules.
To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2013, the Company had reserved 2.9 million shares of common stock for possible future issuance under its equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
General and administrative expense	$1,821	$2,014	$3,052
	$1,821	$2,014	$3,052

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, the Company had outstanding options that vest based on three different types of vesting schedules:
1) market-based;
2) performance-based; and
3) service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the years ended December 31, 2013, 2012 and 2011, the Company did not issue any market-based option awards to employees. During the year ended December 31, 2011, 110 thousand market-based options vested based on achievement of market capitalization targets. No market-based options vested during 2013 or 2012. During the years ended December 31, 2013, 2012 and 2011, respectively, 554 thousand, 6 thousand and 125 thousand market-based options were canceled or forfeited. The Company recorded compensation expense related to these option awards of $0.2 million, $0.4 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at December 31, 2013 attainable under these grants was 402 thousand shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the years ended December 31, 2013, 2012 and 2011, respectively, the Company issued 41 thousand, 180 thousand and 193 thousand performance-based options to employees. During the years ended December 31, 2012 and 2011, 14 thousand and 56 thousand options vested based on the achievement of capital return targets. During the year ended December 31, 2013, no options vested based on the achievement of capital return targets. During the years ended December 31, 2013, 2012 and 2011, respectively, 398 thousand, 6 thousand and 108 thousand performance-based option awards were canceled or forfeited. The Company recorded compensation expense related to these option awards of $0.0 million, $0.2 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The maximum number of unvested shares at December 31, 2013 attainable under these grants was 452 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2013, 2012 and 2011, respectively, the Company issued 43 thousand, 113 thousand and 121 thousand service-based option awards to employees. During the years ended December 31, 2013, 2012 and 2011, respectively, 14 thousand, one thousand and 60 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these awards of $0.5 million, $0.7 million and $0.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013	2012	2011
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	52%	56%	57%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	1.3%	0.8%	1.4%
	Year Ended December 31,
	2013	2012	2011
Performance-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	46%	55%	57%
Average expected option life	4.7 years	5.5 years	5.8 years
Risk-free interest rate	1.8%	0.8%	0.9%
The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2013, 2012 and 2011 was $6.83, $7.45 and $8.28 per share, respectively.

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2010	3,321	$9.83
Options granted	314	16.55
Options exercised	(124)	11.32
Options canceled/forfeited	(293)	11.03
Outstanding at December 31, 2011	3,218	10.32
Options granted	293	14.91
Options exercised	(211)	10.22
Options canceled/forfeited	(13)	13.48
Outstanding at December 31, 2012	3,287	10.72
Options granted	120	15.61
Options exercised	(612)	8.44
Options canceled/forfeited	(967)	9.38
Outstanding at December 31, 2013	1,828	12.51	3.91	$12,586
Options exercisable at December 31, 2013	822	11.67	2.52	6,334
Options vested and expected to vest at December 31, 2013	1,566	12.23	3.37	11,192
Shares available for future grant	598
The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $1.2 million and $0.9 million, respectively.
At December 31, 2013, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $0.7 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, the Company had recognized substantially all compensation cost related to stock options granted under the plans for market-based awards.
At December 31, 2013, total unrecognized compensation cost related to non-vested stock options granted under the plans for performance-based awards was $2.3 million. That cost is expected to be recognized over a weighted-average period of 1.9 years but would be accelerated if stock price targets are achieved earlier than estimated.
During the years ended December 31, 2013, 2012 and 2011, respectively, the Company issued 83 thousand, 90 thousand and 61 thousand performance-based stock units to employees which vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based option awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the years ended December 31, 2013, 2012 and 2011, respectively, the Company issued 28 thousand, 30 thousand and 20 thousand restricted shares to employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in equal monthly installments over the next three years.
During the years ended December 31, 2013, 2012, and 2011, respectively, the Company issued 48 thousand, 25 thousand and 28 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

During the years ended December 31, 2013 and 2012, the Company granted eight thousand and five thousand shares, respectively, to members of its advisory boards, and recorded compensation expense of $0.1 million in each year related to these awards. No such awards were granted in 2011.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $1.1 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2013 was $3.3 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $0.9 million and $2.0 million, respectively.
Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2011	253	$13.10
Granted	151	15.00
Vested	(53)	13.58
Forfeited	(4)	13.67
Unvested at December 31, 2012	347	13.85
Granted	167	17.45
Vested	(67)	16.73
Forfeited	(130)	13.35
Unvested at December 31, 2013	317	15.34

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Income (Loss), Net

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loss on repurchase of convertible debentures	$—	$(7,895)	$—
Gain on sale of companies and funds, net	—	9,004	—
Gain (loss) on mark-to-market of holdings in fair value method partner companies	(915)	11,035	—
Impairment charges on cost method partner companies and private equity funds	(250)	(350)	—
Gain on mark-to-market of Penn Mezzanine warrants	1,146	264	—
Impairment charges on Penn Mezzanine loan and equity participations	(295)	(2,489)	—
Other than temporary impairment on available-for-sale securities	(43)	(260)	(7,451)
Other	740	29	1,306
	$383	$9,338	$(6,145)
11. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2013, 2012 and 2011.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Statutory tax (benefit) expense	(35.0)%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	34.7	34.7	(35.3)
Other adjustments	0.3	0.3	0.3
	0.0%	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$59,045	$52,602
Tax loss and credit carryforwards	82,403	75,369
Accrued expenses	2,043	1,860
Stock-based compensation	5,005	7,942
Other	1,560	1,557
	150,056	139,330
Valuation allowance	(150,056)	(139,330)
Net deferred tax liability	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $224.3 million. These carryforwards expire as follows:

Total
(In thousands)
2014	$—
2015	—
2016	—
2017	—
2018 and thereafter	224,307
$224,307
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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2013, 2012 and 2011.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2010 and forward remain open for examination for federal tax purposes and tax years 2008 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2013 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Net Income (Loss) Per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2013	2012	2011
	(In thousands except per share data)
Basic:
Net income (loss)	$(35,525)	$(39,362)	$110,597
Average common shares outstanding	21,362	20,974	20,764
Net income (loss) per share	$(1.66)	$(1.88)	$5.33
Diluted:
Net income (loss)	$(35,525)	$(39,362)	$110,597
Interest on convertible senior debentures	—	—	5,750
Net income (loss) for diluted per share calculation	$(35,525)	$(39,362)	$116,347
Number of shares used in basic per share computation	21,362	20,974	20,764
Effect of dilutive securities:
Convertible senior debentures	—	—	3,009
Unvested restricted stock and DSUs	—	—	60
Employee stock options	—	—	689
Number of shares used in diluted per share computation	21,362	20,974	24,522
Net income (loss) per share	$(1.66)	$(1.88)	$4.74
Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).
If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, or warrants, diluted net income (loss) per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive securities of the partner company from net loss. Any impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.
The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•
At December 31, 2013, 2012 and 2011, options to purchase 1.8 million, 3.3 million and 0.1 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 per share, $3.93 to $18.80 per share and $18.78 to $21.36 per share were excluded from the calculation.

•	At December 31, 2013 and 2012, unvested restricted stock units, performance stock units and DSUs convertible into 0.3 million shares of stock were excluded from the calculations.

•	For the years ended December 31, 2013 and 2012, 3.0 million shares of common stock representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.
13. Related Party Transactions
In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Through December 31, 2013, the Company recognized impairment charges against the loan of $15.7 million. The Company’s efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through December 31, 2013, the Company has received a total of $16.9 million in payments on the loan. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company received cash from the sale of collateral in 2011 in the amount of $0.1 million and no payments in 2013 or 2012. The carrying value of the loan at December 31, 2013 was zero.
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
The Company leases its corporate headquarters and office equipment under leases expiring at various dates to 2017. Total rental expense under operating leases was $0.6 million, $0.6 million and $0.5 million in 2013, 2012 and 2011, respectively. At December 31, 2013, the Company has future minimum lease payments of $0.5 million for the year ending December 31, 2014 and $0.4 million for the year ending December 31, 2015 under non-cancelable operating leases with initial or remaining terms of one year or more.
The Company had outstanding guarantees of $3.8 million at December 31, 2013 which related to one of the Company's private equity holdings.
The Company also has committed capital of approximately $0.1 million to another private equity fund. This commitment is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2013. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.
In connection with the Company’s May 2008 sale of its equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Biopharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”), an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Transaction notified the Company of claims being asserted against the entire escrowed amounts. In April 2013, the claim was tried on the merits and the verdict in the case denied the purchaser's claims against the escrowed funds. The escrow funds were released to the Company in June 2013.
In connection with the Bundle Transaction, the Company agreed to continue its guarantee of the Laureate Biopharma, Inc. Princeton, New Jersey facility lease, subject to certain conditions. During the year ended December 31, 2013, the Company obtained the release of its obligation at no expense to the Company.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.6 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2013.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $2.4 million at December 31, 2013. During the second quarter of 2013, a Company executive terminated his employment for "good reason." As a result of the termination, the Company

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized a severance charge of $0.9 million. During the year ended December 31, 2013, all the payments required to be made by the Company related to the severance charge were paid.
15. Supplemental Cash Flow Information
During the years ended December 31, 2013 and 2012, the Company converted $1.8 million and $0.4 million, respectively, of advances to partner companies into ownership interests in partner companies. Cash payments for interest in the years ended December 31, 2013, 2012 and 2011 were $2.9 million, $0.8 million and $0.4 million, respectively. In addition, during each of the years ended December 31, 2012 and 2011, interest payments of $4.8 million on the 2014 Debentures were made using restricted cash equivalents. Cash paid for taxes in the years ended December 31, 2013, 2012 and 2011 was $0.0 million in each year.
16. Operating Segments
As of December 31, 2013, the Company held interests in 22 non-consolidated partner companies which are included in the Healthcare and Technology segments. Included in the Penn Mezzanine segment are the Company's interests in the Penn Mezzanine management company and the general partner and the Company's participations in mezzanine loans and equity interests initiated by Penn Mezzanine.
The Company’s active partner companies as of December 31, 2013 by segment were as follows for the years ended December 31, 2013, 2012 and 2011:

Healthcare

	Safeguard Primary Ownership as of December 31,
Partner Company	2013	2012	2011	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.2%	40.2%	Equity
Alverix, Inc.	48.5%	49.2%	49.6%	Equity
Crescendo Bioscience, Inc.	12.6%	12.6%	NA	Cost
Dabo Health, Inc.	8.0%	NA	NA	Cost
Good Start Genetics, Inc.	30.0%	30.0%	26.3%	Equity
Medivo, Inc.	34.5%	30.0%	30.0%	Equity
NovaSom, Inc.	30.3%	30.3%	30.3%	Equity
NuPathe Inc.	16.5%	17.8%	17.8%	Fair value (1)
Putney, Inc.	27.6%	27.6%	27.6%	Equity
Quantia, Inc.	35.1%	NA	NA	Equity
Sotera Wireless, Inc.	7.3%	NA	NA	Cost

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Technology

	Safeguard Primary Ownership as of December 31,
Partner Company	2013	2012	2011	Accounting Method
AppFirst, Inc.	34.3%	35.0%	NA	Equity
Apprenda, Inc.	22.0%	NA	NA	Equity
Beyond.com, Inc.	38.2%	38.3%	38.3%	Equity
Bridgevine, Inc.	22.7%	21.7%	22.8%	Equity
Clutch Holdings, Inc.	24.0%	NA	NA	Equity
DriveFactor, Inc.	40.6%	35.4%	23.9%	Equity
Hoopla Software, Inc.	25.3%	25.3%	28.0%	Equity
Lumesis, Inc.	44.2%	31.6%	NA	Equity
MediaMath, Inc.	22.5%	22.2%	22.4%	Equity
Pneuron Corporation	27.6%	NA	NA	Equity
Spongecell, Inc.	23.0%	23.1%	NA	Equity

As of December 31, 2013, the Penn Mezzanine segment includes a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. The Company accounts for its interest under the equity method.
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
Management evaluates its Healthcare and Technology segments’ performance based on net loss which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and any impairment charges or gain (loss) on the sale of, or mark-to-market, of partner companies.

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
As of December 31, 2013 and 2012, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow and marketable securities of $183.7 million and $212.5 million at December 31, 2013 and 2012, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents segment data from operations:

			For the Year Ended December 31, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$(15)	$(15)	$(21,629)	$(21,644)
Interest income	—	—	1,506	1,506	1,140	2,646
Equity income (loss)	(31,706)	20,899	(2,096)	(12,903)	296	(12,607)
Net income (loss)	(32,563)	20,899	888	(10,776)	(24,749)	(35,525)
Segment Assets:
December 31, 2013	74,939	69,471	12,783	157,193	188,803	345,996
			For the Year Ended December 31, 2012
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$(10)	$(10)	$(19,463)	$(19,473)
Interest income	—	—	1,505	1,505	1,421	2,926
Equity income (loss)	(26,544)	(119)	(317)	(26,980)	463	(26,517)
Net loss	(6,660)	(119)	(1,136)	(7,915)	(31,447)	(39,362)
Segment Assets:
December 31, 2012	83,500	58,753	12,153	154,406	219,738	374,144
			For the Year Ended December 31, 2011
			Penn Mezzanine	Total Segments	Other Items
	Healthcare	Technology				Total
	(In thousands)
Operating loss	$—	$—	$—	$—	$(21,168)	$(21,168)
Interest income	—	—	210	210	1,214	1,424
Equity income (loss)	121,299	21,454	(71)	142,682	(225)	142,457
Net income (loss)	114,063	21,478	139	135,680	(25,083)	110,597

Net loss from Other Items was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Corporate operations	$(24,749)	$(31,447)	$(25,083)
Income tax benefit (expense)	—	—	—
	$(24,749)	$(31,447)	$(25,083)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2013:
General and administrative expense	$5,374	$6,715	$4,835	$4,720
Operating loss	(5,374)	(6,715)	(4,835)	(4,720)
Other income (loss), net	757	(2,724)	(4,224)	6,574
Interest income	734	790	572	550
Interest expense	(1,069)	(1,074)	(1,077)	(1,083)
Equity income (loss)	(6,987)	(18,400)	(9,866)	22,646
Net income (loss) before income taxes	(11,939)	(28,123)	(19,430)	23,967
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(11,939)	$(28,123)	$(19,430)	$23,967
Net income (loss) per share (a)
Basic	$(0.57)	$(1.33)	$(0.90)	$1.10
Diluted	$(0.57)	$(1.33)	$(0.90)	$0.99
2012:
General and administrative expense	$4,743	$5,148	$4,790	$4,792
Operating loss	(4,743)	(5,148)	(4,790)	(4,792)
Other income, net	3,084	4,819	91	1,344
Interest income	899	595	696	736
Interest expense	(1,452)	(1,456)	(1,461)	(1,267)
Equity loss	(7,448)	(8,947)	(3,293)	(6,829)
Net loss before income taxes	(9,660)	(10,137)	(8,757)	(10,808)
Income tax benefit (expense)	—	—	—	—
Net loss	$(9,660)	$(10,137)	$(8,757)	$(10,808)
Net loss per share (a)
Basic	$(0.46)	$(0.48)	$(0.42)	$(0.51)
Diluted	$(0.46)	$(0.48)	$(0.42)	$(0.51)

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

18. Subsequent Events
In February 2014, Crescendo Bioscience was acquired by Myriad Genetics, Inc. The Company received approximately $38.4 million in cash proceeds in connection with the transaction, excluding $3.2 million which will be held in escrow for 15 months.
In February 2014, NuPathe was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. The Company received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of the milestones, the Company may receive up to an additional $24.2 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2014, Alverix was acquired by Becton, Dickinson and Company. The Company received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow for approximately 18 months.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 are functioning effectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Stock Ownership of Certain Beneficial Owners, Directors and Officers” and "Securities Authorized for Issuance Under Equity Compensation Plans."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters – ‘Board Independence’ and “Review and Approval of Transactions with Related Persons.”
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
(c) Financial Statement Schedules

The financial statements as of and for the years ended December 31, 2012 and 2011 and as of and for the six months ended June 30, 2013 of PixelOptics, Inc., a former equity method partner company, are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

The financial statements as of and for the years ended December 31, 2012 and 2011 and as of and for the nine months ended September 30, 2013 of NuPathe Inc., a former fair value method partner company, are incorporated by reference in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

The financial statements of PixelOptics for periods subsequent to June 30, 2013 are not being filed with this Form 10-K because they are not available.  PixelOptics filed for Chapter 7 bankruptcy on November 4, 2013 and released all employees. The financial statements of PixelOptics as of and for the year ended December 31, 2012 are unaudited because PixelOptics does not have any employees to provide necessary representations and respond to inquiries from PixelOptics' auditor.

The financial statements of NuPathe for periods subsequent to September 30, 2013 are not being filed with this Form 10-K because they are not available.  NuPathe was acquired by Teva Pharmaceuticals Industries Ltd. on February 21, 2014.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Registration Statement on Form S-4 12/17/10	3.1.3
3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1	Indenture, dated as of February 18, 2004, between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10
4.2	Indenture, dated as of March 26, 2010, by and between Safeguard Scientifics, Inc. and U.S. Bank, National Association	Form 8-K 3/30/10	4.1
4.3	Global Note representing 10.125% Convertible Senior Debentures due March 15, 2014	Form 8-K 3/30/10	4.2
4.4	Escrow Agreement, dated as of March 26, 2010, by and among Safeguard Scientifics, Inc., U.S. Bank, National Association (as trustee) and U.S. Bank, National Association (in its capacity as escrow agent)	Form 8-K 3/30/10	4.3

4.5	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on July 13, 2009 (attached to the Company’s Definitive Proxy Statement filed on July 23, 2009)	Form 10-K 3/16/10	10.3
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*†	Compensation Summary — Non-employee Directors	—	—
10.7.1*	Letter Agreement between Peter J. Boni and Safeguard Scientifics, Inc. dated as of November 12, 2012	Form 8-K 11/13/12	10.1
10.8.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.8.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3
10.9.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.9.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.10.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1
10.11.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.12.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.12.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.12.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.12.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.13	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.14	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
23.2 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
99.1 †	Unaudited Financial Statements of PixelOptics	—	—

99.2 †	Unaudited Condensed Financial Statements of PixelOptics	—	—
99.3 †	Financial Statements of NuPathe Inc.	(1)	—
99.4 †	Unaudited Financial Statements of NuPathe Inc.	(2)	—
101
The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets - December 31, 2013 and 2012; (ii) Consolidated Statements of Operations - Years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Equity - Years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.
		—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012 filed by NuPathe Inc. (SEC file No. 001-34836).

(2)	Incorporated by reference to Part I, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed by NuPathe Inc. (SEC file No. 001-34836).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer
Dated: March 7, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEPHEN T. ZARRILLI	President and Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014
Stephen T. Zarrilli
JEFFREY B. MCGROARTY	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
Jeffrey B. McGroarty
JULIE A. DOBSON	Director	March 7, 2014
Julie A. Dobson
KEITH B. JARRETT	Director	March 7, 2014
Keith B. Jarrett
ANDREW E. LIETZ	Chairman of the Board of Directors	March 7, 2014
Andrew E. Lietz
GEORGE MACKENZIE	Director	March 7, 2014
George MacKenzie
GEORGE D. MCCLELLAND	Director	March 7, 2014
George D. McClelland
JACK L. MESSMAN	Director	March 7, 2014
Jack L. Messman
JOHN J. ROBERTS	Director	March 7, 2014
John J. Roberts
ROBERT J. ROSENTHAL	Director	March 7, 2014
Robert J. Rosenthal