Form 10-Q
period 2014-03-31
SAFEGUARD SCIENTIFICS INC
filed 2014-04-25
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2014
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ___________
Commission File Number 1-5620
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
Yes  ☐    No  ☑
Number of shares outstanding as of April 24, 2014
Common Stock 20,631,998

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$199,752	$139,318
Marketable securities	37,384	38,250
Restricted marketable securities	—	5
Prepaid expenses and other current assets	1,252	1,557
Total current assets	238,388	179,130
Property and equipment, net	128	138
Ownership interests in and advances to partner companies and funds (of which $0 and $20,057 are measured at fair value at March 31, 2014 and December 31, 2013, respectively)	114,617	148,579
Loan participations receivable	7,303	8,135
Available-for-sale securities	12	15
Long-term marketable securities	4,576	6,088
Other assets	2,908	3,911
Total Assets	$367,932	$345,996
LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$441	$470
Accounts payable	391	245
Accrued compensation and benefits	1,631	5,028
Accrued expenses and other current liabilities	3,152	2,431
Total current liabilities	5,615	8,174
Other long-term liabilities	3,536	3,683
Convertible senior debentures—non-current	49,741	49,478
Total Liabilities	58,892	61,335
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 and 21,553 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,157	2,155
Additional paid-in capital	822,641	822,103
Treasury stock, at cost, 361 and 4 shares at March 31, 2014 and December 31, 2013, respectively	(7,480)	—
Accumulated deficit	(508,278)	(539,597)
Total Equity	309,040	284,661
Total Liabilities and Equity	$367,932	$345,996
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited—In thousands, except per share data)

	Three months ended March 31,
	2014	2013
General and administrative expense	$5,239	$5,374
Operating loss	(5,239)	(5,374)
Other income, net	30,374	757
Interest income	470	734
Interest expense	(1,094)	(1,069)
Equity income (loss)	6,808	(6,987)
Net income (loss) before income taxes	31,319	(11,939)
Income tax benefit (expense)	—	—
Net income (loss)	$31,319	$(11,939)
Net income (loss) per share:
Basic	$1.44	$(0.57)
Diluted	$1.29	$(0.57)
Weighted average shares used in computing income (loss) per share:
Basic	21,687	21,109
Diluted	25,121	21,109

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – In thousands)

	Three months ended March 31,
	2014	2013
Net income (loss)	$31,319	$(11,939)
Other comprehensive income (loss), before taxes:
Unrealized net loss on available-for-sale securities	(3)	(14)
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	3	14
Total comprehensive income (loss)	$31,319	$(11,939)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net cash used in operating activities	$(7,816)	$(6,891)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	77,187	1,343
Acquisitions of ownership interests in companies and funds	(5,361)	(9,786)
Advances and loans to companies	(528)	(5,116)
Repayment of advances and loans to companies	1,962	—
Increase in marketable securities	(16,400)	(21,511)
Decrease in marketable securities	18,914	52,905
Capital expenditures	(11)	(14)
Other	5	—
Net cash provided by investing activities	75,768	17,821
Cash Flows from Financing Activities:
Issuance of Company common stock, net	522	92
Repurchase of Company common stock	(8,040)	—
Net cash provided by (used in) financing activities	(7,518)	92
Net change in cash and cash equivalents	60,434	11,022
Cash and cash equivalents at beginning of period	139,318	66,029
Cash and cash equivalents at end of period	$199,752	$77,051
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

		Accumulated Deficit	Common Stock		Additional Paid-in Capital	Treasury Stock
	Total		Shares	Amount		Shares	Amount
Balance — December 31, 2013	$284,661	$(539,597)	21,553	$2,155	$822,103	4	$—
Net income	31,319	31,319	—	—	—	—	—
Stock options exercised, net	522	—	18	2	(40)	(31)	560
Issuance of restricted stock, net	29	—	—	—	29	—	—
Stock-based compensation expense	520	—	—	—	520	—	—
Repurchase of common stock	(8,040)	—	—	—	—	388	(8,040)
Conversion of 2014 Debentures to common stock	29	—	2	—	29	—	—
Balance — March 31, 2014	$309,040	$(508,278)	21,573	$2,157	$822,641	361	$(7,480)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

2. Ownership Interests in and Advances to Partner Companies and Funds
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	March 31, 2014	December 31, 2013
	(In thousands) (Unaudited)
Fair value	$—	$20,057
Equity Method:
Partner companies	106,301	108,872
Private equity funds	1,390	1,766
	107,691	110,638
Cost Method:
Partner companies	3,480	13,480
Private equity funds	2,418	2,418
	5,898	15,898
Advances to partner companies	1,028	1,986
	$114,617	$148,579
Loan participations receivable	$7,303	$8,135
Available-for-sale securities	$12	$15

The Company’s share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity income (loss) on the Consolidated Statements of Operations.  In the three months ended March 31, 2014, the amount related to prior periods was $1.7 million, of which $0.3 million related to 2012 and $1.4 million related to 2013. The adjustments primarily related to a change in revenue recognition accounting at a partner company. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the three months ended March 31, 2014.  Based on this evaluation, management concluded that these adjustments were not material to the Company’s Consolidated Financial Statements.

In February 2014, Crescendo Bioscience, Inc., formerly a cost method partner company, was acquired by Myriad Genetics, Inc. The Company received $38.4 million in cash proceeds in connection with the transaction, excluding $3.2 million which will be held in escrow until approximately May 2015. The Company recognized a gain of $27.4 million on the transaction, which is included in Other income, net in the Consolidated Statement of Operations for the three months ended March 31, 2014.
In February 2014, NuPathe Inc., formerly a fair value method partner company, was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. The Company

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of the milestones, the Company may receive up to an additional $24.2 million. The Company recognized a realized gain of $3.0 million on the transaction, which is included in Other income, net in the Consolidated Statement of Operations for the three months ended March 31, 2014.

In January 2014, Alverix, Inc., formerly an equity method partner company, was acquired by Becton, Dickinson and Company. The Company received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow until approximately July 2015. The Company recognized a gain of $15.7 million on the transaction, which is included in Equity income (loss) in the Consolidated Statement of Operations for the three months ended March 31, 2014.

In January 2014, the Company received cash proceeds of $1.0 million from the repayment of loan participations receivable and $0.9 million from the sale of an equity interest initiated by Penn Mezzanine.

The Company recognized an impairment charge of $0.2 million related to its cost method interest in a legacy private equity fund in the three months ended March 31, 2013 which is reflected in Other income (loss), net in the Consolidated Statement of Operations.

3. Acquisitions of Ownership Interests in Partner Companies and Funds
In March 2014, the Company acquired a 20.4% interest in InfoBionic Inc. for $4.0 million. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its ownership interest in InfoBionic under the equity method. The difference between the Company's cost and its interest in the underlying net assets of InfoBionic was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In March 2014, the Company funded $0.2 million of a convertible bridge loan to Sotera Wireless, Inc. The Company previously deployed $1.3 million into Sotera Wireless and acquired additional shares from a previous investor for $1.2 million. The Company accounts for its interest in Sotera Wireless under the cost method. Subsequent to quarter end, the Company sold its equity and debt interests in Sotera Wireless. For further details, see Note 12 to the Consolidated Financial Statements.
In January 2014, the Company funded $0.4 million of a convertible bridge loan to Lumesis, Inc. The Company had previously deployed an aggregate of $3.9 million in Lumesis. Lumesis is a financial technology company that is dedicated to delivering software solutions and comprehensive, timely data to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method.
In January 2014, the Company deployed an additional $1.4 million into Hoopla Software, Inc. ("Hoopla"). The Company had previously deployed an aggregate of $1.8 million in Hoopla. Hoopla helps organizations create high performance sales cultures through software-as-a-service solutions that integrate with customer relationship management systems. The Company accounts for its interest in Hoopla under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Hoopla was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Carrying Value	Fair Value Measurement at March 31, 2014
		Level 1	Level 2	Level 3
	(In thousands) (Unaudited)
Cash and cash equivalents	$199,752	$199,752	$—	$—
Available-for-sale securities	12	12	—	—
Warrant participations	625	—	—	625
Marketable securities—held-to-maturity:
Commercial paper	$7,986	$7,986	$—	$—
Government agency bonds	22,946	22,946	—	—
Certificates of deposit	11,028	11,028	—	—
Total marketable securities	$41,960	$41,960	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3
	(In thousands) (Unaudited)
Cash and cash equivalents	$139,318	$139,318	$—	$—
Restricted marketable securities	5	5	—	—
Ownership interest in common stock of NuPathe	16,874	16,874	—	—
Ownership interest in warrants and options of NuPathe	3,183	—	—	3,183
Available-for-sale securities	15	15	—	—
Warrant participations	1,563	—	—	1,563
Marketable securities—held-to-maturity:
Commercial paper	$13,599	$13,599	$—	$—
U.S. Treasury Bills	8,014	8,014	—	—
Government agency bonds	9,945	9,945	—	—
Certificates of deposit	12,780	12,780	—	—
Total marketable securities	$44,338	$44,338	$—	$—
As of March 31, 2014, $37.4 million of marketable securities had contractual maturities which were less than one year and $4.6 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures and Credit Arrangements
The carrying values of the Company’s convertible senior debentures were as follows:

	March 31, 2014	December 31, 2013
	(In thousands) (Unaudited)
Convertible senior debentures due 2018	$49,741	$49,478
Convertible senior debentures due 2024	441	441
Convertible senior debentures due 2014	—	29
	50,182	49,948
Less: current portion	(441)	(470)
Convertible senior debentures – non current	$49,741	$49,478
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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of the Company’s common stock at March 31, 2014 was $22.18.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At March 31, 2014, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $73.6 million, based on the midpoint of the bid and ask prices as of such date. At March 31, 2014, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $5.3 million and the net carrying value of the liability component was $49.7 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.3 million and $0.2 million of such expense for the three months ended March 31, 2014 and 2013, respectively. The effective interest rate on the 2018 Debentures is 8.7%.
Convertible Senior Debentures due 2024
In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). At March 31, 2014, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion price of the 2024 Debentures is $43.3044 of principal amount per share. The remaining 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In April 2014, the Company repurchased $0.4 million in principal amount of the Company's 2024 Debentures as required by the debenture holders. The Company expects to redeem the remaining $76 thousand outstanding principal amount of the 2024 Debentures in 2014.
Convertible Senior Debentures due 2014
In March 2010, the Company issued an aggregate of $46.9 million of the 2014 Debentures. As noted above, in November 2012, the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest. The remaining $29 thousand outstanding principal amount of the 2014 Debentures was converted into the Company's common stock in March 2014.
Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at March 31, 2014 was $43.7 million.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2014	2013
	(In thousands) (Unaudited)
General and administrative expense	$520	$376
	$520	$376
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2014, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	market–based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the three months ended March 31, 2014 and 2013, respectively, the Company did not issue any market-based option awards to employees. During the three months ended March 31, 2014 and 2013, respectively, no options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.0 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2014 attainable under these grants was 402 thousand shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the three months ended March 31, 2014 and 2013, respectively, the Company did not issue any performance-based awards to employees. During the three months ended March 31, 2014 and 2013, respectively, no performance-based awards vested. The Company recorded compensation expense related to performance-based option awards of $0.1 million for the three months ended March 31, 2014 and 2013. The maximum number of unvested shares at March 31, 2014 attainable under these option grants was 452 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the three months ended March 31, 2014 and 2013, respectively, the Company issued 0 and 10 thousand service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.1 million for the three months ended March 31, 2014 and 2013.
The Company issued 2 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter during both the three months ended March 31, 2014 and 2013. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2014 and 2013. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized in the three months ended March 31, 2014 and the tax benefit of the net operating losses that would have been recognized in the three months ended March 31, 2013 were offset by changes in the valuation allowance.
During the three months ended March 31, 2014, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands except per share data) (Unaudited)
Basic:
Net income (loss)	$31,319	$(11,939)
Weighted average common shares outstanding	21,687	21,109
Net income (loss) per share	$1.44	$(0.57)

Diluted:
Net income (loss)	$31,319	$(11,939)
Interest on convertible senior debentures	1,051	—
Net income (loss) for dilutive share computation	$32,370	$(11,939)

Number of shares used in basic per share computation	21,687	21,109
Convertible senior debentures	3,044	—
Unvested restricted stock and DSUs	23	—
Employee stock options	367	—
Weighted average common shares outstanding	25,121	21,109

Net income (loss) per share	$1.29	$(0.57)

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
Diluted earnings per share for the periods presented do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
For the three months ended March 31, 2014 and 2013, options to purchase 0.9 million and 3.3 million shares of common stock at prices ranging from $7.41 to $18.76 and $3.93 to $18.80, respectively, were excluded from the calculations.

•	For the three months ended March 31, 2014 and 2013, unvested restricted stock, performance stock units and DSUs convertible into 0.3 million shares of stock were excluded from the calculations.

•	At March 31, 2013, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments
As of March 31, 2014, the Company held interests in 20 non-consolidated partner companies which are included in the Healthcare and Technology segments. Included in the Penn Mezzanine segment are the Company’s interests in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine.
The Company’s active partner companies by segment were as follows as of March 31, 2014:

Healthcare
Partner Company	Safeguard Primary Ownership as of March 31, 2014	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Dabo Health, Inc.	8.0%	Cost
Good Start Genetics, Inc.	30.0%	Equity
InfoBionic Inc.	20.4%	Equity
Medivo, Inc.	34.5%	Equity
NovaSom, Inc.	30.3%	Equity
Putney, Inc.	27.6%	Equity
Quantia, Inc.	35.1%	Equity
Sotera Wireless, Inc.	7.3%	Cost

Technology
Partner Company	Safeguard Primary Ownership as of March 31, 2014	Accounting Method
AppFirst, Inc.	34.3%	Equity
Apprenda, Inc.	21.7%	Equity
Beyond.com, Inc.	38.2%	Equity
Bridgevine, Inc.	22.7%	Equity
Clutch Holdings, Inc.	24.0%	Equity
DriveFactor, Inc.	40.6%	Equity
Hoopla Software, Inc.	25.6%	Equity
Lumesis, Inc.	44.2%	Equity
MediaMath, Inc.	22.5%	Equity
Pneuron Corporation	27.6%	Equity
Spongecell, Inc.	23.0%	Equity
As of March 31, 2014, the Company has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P., which is included in the Penn Mezzanine segment. The Company accounts for its interest under the equity method.
Results of the Healthcare and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with fair value method and cost method partner companies and the gains or losses on the sale of their respective partner companies. Results of the Penn Mezzanine segment include interest, dividends and participation fees earned on the mezzanine interests in which the Company participates as well as equity income (loss) associated with the Company’s management company and general partner interest in the Penn Mezzanine platform.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2014 and December 31, 2013, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities of $241.7 million and $183.7 million, at March 31, 2014 and December 31, 2013, respectively.

	Three months ended March 31, 2014
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands) (Unaudited)
Operating loss	$—	$—	$(2)	$(2)	$(5,237)	$(5,239)
Other income (loss), net	30,379	—	(5)	30,374	—	30,374
Interest income	—	—	386	386	84	470
Equity income (loss)	10,622	(3,585)	(225)	6,812	(4)	6,808
Net income (loss)	41,001	(3,585)	154	37,570	(6,251)	31,319
Segment Assets:
March 31, 2014	43,210	67,611	10,720	121,541	246,391	367,932
December 31, 2013	74,939	69,471	12,783	157,193	188,803	345,996

	Three months ended March 31, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands) (Unaudited)
Operating loss	$—	$—	$(5)	$(5)	$(5,369)	$(5,374)
Other income (loss), net	835	—	72	907	(150)	757
Interest income	—	—	344	344	390	734
Equity income (loss)	(5,900)	(1,101)	(70)	(7,071)	84	(6,987)
Net income (loss)	(5,065)	(1,101)	341	(5,825)	(6,114)	(11,939)

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
The Company had outstanding guarantees of $3.8 million at March 31, 2014 which related to one of the Company's private equity holdings. The Company also has committed capital of approximately $0.1 million to another private equity fund. This commitment is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2014. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.6 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2014.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at March 31, 2014.

11. Equity
In February 2014, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the three months ended March 31, 2014, the Company repurchased 388 thousand shares at an aggregate cost of $8.0 million.

12. Subsequent Event

In April 2014, the Company sold its ownership interests in Sotera Wireless. The Company received approximately $4.2 million in cash proceeds in connection with the transaction. The Company will recognize a gain of approximately $1.5 million on the transaction in the three months ending June 30, 2014.

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

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of March 31, 2014, we did not hold a controlling interest in any of our partner companies.

Fair Value Method. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. We accounted for our holdings in NuPathe Inc., a former publicly traded partner company, under the fair value method of accounting. As of March 31, 2014, we did not account for any of our partner companies under the fair value method.
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

Equity Participations
Our participations in equity interests acquired by Penn Mezzanine are accounted for under the cost method of accounting. On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our participations in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value of the equity interests relative to their carrying value, the financial condition and prospects of the underlying company and other relevant factors. Our participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.
Warrant Participations
We recognize our participations in warrants acquired by Penn Mezzanine based on the fair value of the warrants at the balance sheet date. The fair values of warrant participations are bifurcated from the related loan participation receivables based on the relative fair value of the respective instruments at the acquisition date. Any gain or loss associated with changes in the fair value of the warrants at the balance sheet date is recorded in Other income (loss), net in the Consolidated Statements of Operations. The fair value of the warrants is included in Other assets on the Consolidated Balance Sheets.

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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 10 to our Consolidated Financial Statements). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.
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

	Three months ended March 31,
	2014	2013
	(In thousands)
Healthcare	$41,001	$(5,065)
Technology	(3,585)	(1,101)
Penn Mezzanine	154	341
Total segments	37,570	(5,825)
Other items:
Corporate operations	(6,251)	(6,114)
Income tax benefit (expense)	—	—
Total other items	(6,251)	(6,114)
Net income (loss)	$31,319	$(11,939)
There is intense competition in the markets in which our partner companies operate. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent introduction of new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. Their future success depends on each company’s ability to execute its business plan and to adapt to its respective rapidly changing market.
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we are actively involved influencing development, usually through board representation in addition to our equity ownership.
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of March 31, 2014. Certain entities which may have been partner companies in previous periods are omitted if, as of March 31, 2014, they had been sold or are no longer considered a partner company.
Healthcare
The following active partner companies as of March 31, 2014 were included in Healthcare:

	Safeguard Primary Ownership as of March 31,
Partner Company	2014	2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.2%	Equity
Dabo Health, Inc.	8.0%	NA	Cost
Good Start Genetics, Inc.	30.0%	30.0%	Equity
InfoBionic Inc.	20.4%	NA	Equity
Medivo, Inc.	34.5%	30.0%	Equity
NovaSom, Inc.	30.3%	30.3%	Equity
Putney, Inc.	27.6%	27.6%	Equity
Quantia, Inc.	35.1%	NA	Equity
Sotera Wireless, Inc.	7.3%	7.7%	Cost

Results of operations for the Healthcare segment were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Other income, net	$30,379	$835
Equity income (loss)	10,622	(5,900)
Net income (loss)	$41,001	$(5,065)
Three months ended March 31, 2014 versus the three months ended March 31, 2013
Other Income, Net. Other income, net increased $29.5 million for the three months ended March 31, 2014, compared to the prior year period. The increase primarily related to the recognition of gains of $27.4 million and $3.0 million on the sales of former cost method partner company Crescendo Bioscience, Inc. and former fair value method partner company NuPathe to Myriad Genetics and Teva Pharmaceutical Industries Ltd., respectively, in February 2014. Other income, net for the three months ended March 31, 2013 reflected an unrealized gain of $0.8 million on the mark-to-market of our holdings in NuPathe.
Equity Income (Loss). Equity income (loss) fluctuates with the number of Healthcare partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the partner company or outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis.
Our share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity income (loss) on the Consolidated Statements of Operations.  In the three months ended March 31, 2014, the amount related to prior periods was $1.7 million, of which $0.3 million related to 2012 and $1.4 million related to 2013. The adjustments primarily related to a change in revenue recognition accounting at a partner company. We evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the three months ended March 31, 2014.  Based on this evaluation, we concluded that these adjustments were not material to our Consolidated Financial Statements.
Equity income (loss) for the Healthcare segment increased $16.5 million in the three months ended March 31, 2014 compared to the prior year period.  The increase primarily related to the recognition of a gain of $15.7 million on the sale of former equity method partner company Alverix, Inc. to Becton, Dickinson and Company in January 2014. The increase in equity income (loss) was also due to smaller losses incurred for partner companies included in the Healthcare segment partially offset by a $1.7 million adjustment related to the change in revenue recognition accounting at a partner company as discussed above.
Technology
The following active partner companies as of March 31, 2014 were included in Technology:

	Safeguard Primary Ownership as of March 31,
Partner Company	2014	2013	Accounting Method
AppFirst, Inc.	34.3%	35.0%	Equity
Apprenda, Inc.	21.7%	NA	Equity
Beyond.com, Inc.	38.2%	38.3%	Equity
Bridgevine, Inc.	22.7%	22.4%	Equity
Clutch Holdings, Inc.	24.0%	6.5%	Equity / Cost
DriveFactor, Inc.	40.6%	35.4%	Equity
Hoopla Software, Inc.	25.6%	25.3%	Equity
Lumesis, Inc.	44.2%	44.2%	Equity
MediaMath, Inc.	22.5%	22.2%	Equity
Pneuron Corporation	27.6%	27.6%	Equity
Spongecell, Inc.	23.0%	23.1%	Equity

Results of operations for the Technology segment were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Equity loss	$(3,585)	$(1,101)
Net loss	$(3,585)	$(1,101)
Three months ended March 31, 2014 versus the three months ended March 31, 2013
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
Equity loss for the Technology segment increased $2.5 million in the three months ended March 31, 2014, compared to the prior year period. The increase was primarily related to an increase in the number of equity method partner companies and losses associated with those partner companies included within the Technology segment.
Penn Mezzanine
Results for the Penn Mezzanine segment were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
General and administrative expense	$(2)	$(5)
Other income (loss), net	(5)	72
Interest income	386	344
Equity loss	(225)	(70)
Net income	$154	$341
Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate, gain (loss) on the mark-to-market of our warrant participations, any impairment on our debt and equity participation interests as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of March 31, 2014, we had participating interests in eight loans and seven equity investments initiated by Penn Mezzanine. We have determined that we will not be making any further new capital deployments in connection with Penn Mezzanine lending activities. We will continue to collect principal and interest payments from our existing participating interests in Penn Mezzanine loans.
Three months ended March 31, 2014 versus the three months ended March 31, 2013
Other Income (Loss), Net. Other income (loss), net for Penn Mezzanine decreased $0.1 million in the three months ended March 31, 2014 compared to the prior year period.  During the three months ended March 31, 2013, we recorded a gain on the sale of one of our participating equity interests of $0.1 million.
Equity Loss. Equity loss increased $0.2 million in the three months ended March 31, 2014, compared to the prior year period. The increase in equity loss relates to an increase in legal expenses incurred at the management company of Penn Mezzanine.
General and administrative expense and interest income remained consistent in the three months ended March 31, 2014, compared to the prior year period. We anticipate interest income will decrease in future periods as participating interests in existing mezzanine loans are repaid.

Corporate Operations

	Three months ended March 31,
	2014	2013
	(In thousands)
General and administrative expense	$(4,695)	$(4,968)
Stock-based compensation	(520)	(376)
Depreciation	(22)	(25)
Other income (loss), net	—	(150)
Interest income	84	390
Interest expense	(1,094)	(1,069)
Equity income (loss)	(4)	84
	$(6,251)	$(6,114)
Three months ended March 31, 2014 versus the three months ended March 31, 2013
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal, and accounting. General and administrative expense decreased $0.3 million in the three months ended March 31, 2014 compared to the prior year primarily due to a decrease in professional fees of $0.3 million in addition to a $0.4 million decrease in costs associated with a transitional services agreement with our previous Chief Executive Officer. These decreases were partially offset by a $0.4 million increase in employee costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees and directors. Stock-based compensation increased $0.1 million when compared to the prior year period primarily due to an increase in expense associated with performance-based options and awards.
Other Income (Loss), Net. Other income (loss), net for the three months ended March 31, 2013 reflected an impairment charge of $0.2 million related to our interest in a legacy private equity fund.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on note receivable balances from our partner companies. The decrease of $0.3 million in the three months ended March 31, 2014 compared to the prior year period was primarily attributable to lower average note receivable balances with our partner companies.
Interest Expense. Interest expense is primarily related to our convertible senior debentures.  Interest expense remained relatively consistent compared to the prior year period.
Equity Income (Loss). Equity income (loss) for both periods relates to our private equity holdings accounted for under the equity method.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was $0.  We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized in the three months ended March 31, 2014 and the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2013 were offset by a valuation allowance.
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
As of March 31, 2014, we had $199.8 million of cash and cash equivalents and $42.0 million of marketable securities for a total of $241.8 million.

In April 2014, we sold our ownership interest in Sotera Wireless for approximately $4.2 million in cash proceeds.
In February 2014, Crescendo Bioscience was acquired by Myriad Genetics, Inc. We received $38.4 million in cash proceeds in connection with the transaction, excluding $3.2 million which will be held in escrow until approximately May 2015
In February 2014, NuPathe was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. We received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of the milestones, we may receive up to an additional $24.2 million.
In January 2014, Alverix was acquired by Becton, Dickinson and Company. We received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow until approximately July 2015.

In January 2014, we received cash proceeds of $1.0 million from the repayment of loan participations receivable and $0.9 million from the sale of an equity interest initiated by Penn Mezzanine.
In December 2013, ThingWorx was acquired by PTC Inc. We received cash proceeds of $36.4 million, excluding $4.1 million which will be held in escrow until December 2015. Depending on the achievement of certain milestones, we may receive up to an additional $6.5 million in connection with the transaction.
In June 2011, Advanced BioHealing, Inc. was acquired by Shire plc. Prior to the expiration of the escrow period in March 2012, Shire plc filed a claim against $7.6 million held in escrow related to the sale. No further proceeds will be distributed to us or other former owners until the validity of such claims is determined. We presently view it as unlikely that we will receive any portion of such amount in the short or long-term.
Depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54.0 million by the end of 2018 related to the December 2010 sale of our former partner company Avid Radiopharmaceuticals, Inc. We presently view it as unlikely that we will receive any significant portion of such amount in the short or long-term.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018. Net proceeds from the issuance of the 2018 Debentures in November 2012 were used to repurchase substantially all of our 2014 Debentures. Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is $18.13 of principal amount per share. The closing price per share of our common stock at March 31, 2014 was $22.18. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In addition to the 2018 Debentures discussed above, we had $0.4 million of 2024 Debentures outstanding at March 31, 2014. Interest on the 2024 Debentures is payable semi-annually and the remainder of the outstanding principal amount is due and payable in full on March 15, 2024. In April 2014, we repurchased $0.4 million in principal amount of our 2024 Debentures as required by the debenture holders. We expect to redeem the remaining $76 thousand outstanding principal amount of the 2024 Debentures in 2014.
In February 2014, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2014, we repurchased 388 thousand shares at an aggregate cost of $8.0 million. Subsequent to the end of the first quarter, we repurchased an additional 595 thousand shares at an aggregate cost of $12.5 million through April 24, 2014.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, we provided a

$6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at March 31, 2014 was $43.7 million.
At March 31, 2014, we had committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded in the next 12 months.
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
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2014. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
For the reasons we have presented above, we believe our cash and cash equivalents at March 31, 2014, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(7,816)	$(6,891)
Net cash provided by investing activities	75,768	17,821
Net cash provided by (used in) financing activities	(7,518)	92
	$60,434	$11,022
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $0.9 million for the three months ended March 31, 2014 compared to the prior year period. The increase primarily related to an increase of $0.4 million in cash used for management incentive plan payments and an increase of $1.1 million related to final payments associated with a transitional services agreement with our previous Chief Executive Officer. These increases were partially offset by a $0.5 million decrease in cash used for professional fees.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $57.9 million for the three months ended March 31, 2014 compared to the prior year period. The increase primarily related to a $75.8 million increase in proceeds from sales of and distributions from companies and funds, primarily related to the 2014 sales of our interests in Crescendo Bioscience, Alverix and NuPathe, a decrease of $4.6 million in advances and loans to companies, a decrease of $4.4 million in acquisitions of ownership interests in companies and funds and an increase of $2.0 million in repayments of advances and loans to companies. These increases were partially offset by a $28.9 million decrease in cash proceeds from the net change in marketable securities.
Net Cash Provided by (Used In) Financing Activities
Net cash used in financing activities increased by $7.6 million for the three months ended March 31, 2014 compared to the prior year. The increase primarily related to $8.0 million in repurchases of our common stock which was partially offset by a $0.4 million increase in the proceeds received from the exercise of stock options.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2014 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	Due after 2018
Contractual Cash Obligations:
Convertible senior debentures (a)	$55.4	$0.4	$—	$55.0	$—
Interest payments on long-term debt	12.7	2.9	5.8	4.0	—
Operating leases	0.8	0.4	0.4	—	—
Funding commitments (b)	0.1	0.1	—	—	—
Potential clawback liabilities (c)	1.3	1.0	—	—	0.3
Other long-term obligations (d)	3.4	0.8	1.6	1.0	—
Total Contractual Cash Obligations	$73.7	$5.6	$7.8	$60.0	$0.3

	Amount of Commitment Expiration by Period
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	Due after 2018
Other Commitments:
Letters of credit (e)	$6.3	$—	$—	$—	$6.3

(a)
We have outstanding $55.0 million of 2018 Debentures with a stated maturity of May 15, 2018 and $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024. In April 2014, we repurchased $0.4 million in principal amount of our 2024 Debentures as required by the debenture holders. We expect to redeem the remaining $76 thousand outstanding principal amount of the 2024 Debentures in 2014.

(b)	This represents a funding commitment to a private equity fund which has been included in 2014 based on estimated timing of capital calls provided to us by the fund’s management.

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of March 31, 2014.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $3.0 million at March 31, 2014.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2014, we had $55.4 million outstanding in convertible senior debentures with stated maturities through March 15, 2024. In April 2014, we repurchased $0.4 million in principal amount of our 2024 Debentures as required by the debenture holders. We expect to redeem the remaining $76 thousand outstanding principal amount of the 2024 Debentures in 2014. In November 2012, we issued $55.0 million in face amount of our 2018 Debentures and repurchased substantially all of our 2014 Debentures outstanding. The remaining $29 thousand outstanding principal amount of the 2014 Debentures was subsequently converted into our common stock in March 2014.

Liabilities	Remainder of 2014	2015	2016	After 2016	Fair Value at March 31, 2014
2024 Debentures due by year (in millions)	$0.4	$—	$—	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$73.6
Fixed interest rate	5.25%	5.25%	5.25%	5.25%	N/A
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item  1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (a)
March 1, 2014 - March 31, 2014	388,404	$20.6716	388,404	$16,971,083

(a) In February 2014, our Board of Directors increased the authorized amount of repurchases to $25.0 million. These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares.

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

Exhibit Number	Description

3.1 †	Statement with Respect to Shares

10.1 *	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014 (filed on January 7, 2014 as Exhibit 10.1 to the Current Report on Form 8-K).

31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited) – March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) – Three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows (unaudited) – Three months ended March 31, 2014 and 2013; (v) Consolidated Statement of Changes in Equity (unaudited) – Three months ended March 31, 2014; and (vi) Notes to Consolidated Financial Statements (unaudited).

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

SAFEGUARD SCIENTIFICS, INC.
Date: April 25, 2014	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date: April 25, 2014	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer