Form 10-K/A
period 2013-12-31
SAFEGUARD SCIENTIFICS INC
filed 2014-08-28
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________
Form 10-K/A
___________________
AMENDMENT NO.1
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) filed with the Securities and Exchange Commission for the Company’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 1 to the Annual Report on Form 10-K (“Form 10-K/A”) of Safeguard Scientifics, Inc. (the “Company”) amends the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which was originally filed on March 7, 2014 (“Original Form 10-K”). This Form 10-K/A is being filed to (1) amend Item 8 of Part II of the Original Form 10-K to include summarized financial information of NuPathe, Inc. (“NuPathe”) in an expanded Note 2, pursuant to Rule 4-08(g) of Regulation S-X, and (2) amend Item 15 of Part IV of the Original Form 10-K to eliminate the incorporation by reference of NuPathe’s financial statements.

On February 21, 2014, NuPathe was acquired by Teva Pharmaceuticals Ltd. (“Teva”). As a result of the merger of NuPathe into a wholly owned subsidiary of Teva, the Company is no longer able to obtain and file the consent of NuPathe’s former auditor when the Company files new registration statements. Accordingly, with the consent of the staff of the SEC, the Company is amending its Original Form 10-K to eliminate the incorporation by reference of NuPathe’s financial statements in the Form 10-K, and instead to include in the notes to the Company’s financial statements summarized financial data of NuPathe.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

Part II

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following summarized balance sheets for PixelOptics at June 30, 2013 and December 31, 2012 and the results of operations for the six months ended June 30, 2013 and 2012, have been compiled from the financial statements of PixelOptics.  The results of PixelOptics are reported on a one quarter lag.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following summarized balance sheets for NuPathe at September 30, 2013 and December 31, 2012 and the results of operations for the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, have been compiled from the financial statements of NuPathe.

	As of September 30,	As of December 31,
	2013	2012
	(In thousands)
Balance Sheets:
Current assets	$11,281	$23,020
Non-current assets	10,140	7,587
Total assets	$21,421	$30,607
Current liabilities	$8,411	$3,173
Non-current liabilities	5,802	24,421
Shareholders’ equity	7,208	3,013
Total liabilities and shareholders’ equity	$21,421	$30,607

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Results of Operations:
Revenue	$—	$—	$—
Operating loss	$(17,238)	$(21,033)	$(21,823)
Net loss	$(30,417)	$(37,784)	$(23,187)

The following summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2013 and 2012 and for each of the three years ended December 31, 2013, 2012 and 2011 has been compiled from the financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The financial information below does not include information pertaining to PixelOptics or NuPathe.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Statutory tax (benefit) expense	(35.0)%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	34.7	34.7	(35.3)
Other adjustments	0.3	0.3	0.3
	0.0%	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$59,045	$52,602
Tax loss and credit carryforwards	82,403	75,369
Accrued expenses	2,043	1,860
Stock-based compensation	5,005	7,942
Other	1,560	1,557
	150,056	139,330
Valuation allowance	(150,056)	(139,330)
Net deferred tax asset	$—	$—

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Registration Statement on Form S-4 12/17/10	3.1.3
3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1	Indenture, dated as of February 18, 2004, between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10
4.2	Indenture, dated as of March 26, 2010, by and between Safeguard Scientifics, Inc. and U.S. Bank, National Association	Form 8-K 3/30/10	4.1
4.3	Global Note representing 10.125% Convertible Senior Debentures due March 15, 2014	Form 8-K 3/30/10	4.2
4.4	Escrow Agreement, dated as of March 26, 2010, by and among Safeguard Scientifics, Inc., U.S. Bank, National Association (as trustee) and U.S. Bank, National Association (in its capacity as escrow agent)	Form 8-K 3/30/10	4.3
4.5	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on July 13, 2009 (attached to the Company’s Definitive Proxy Statement filed on July 23, 2009)	Form 10-K 3/16/10	10.3

10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*†	Compensation Summary — Non-employee Directors	—	—
10.7.1*	Letter Agreement between Peter J. Boni and Safeguard Scientifics, Inc. dated as of November 12, 2012	Form 8-K 11/13/12	10.1
10.8.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.8.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3
10.9.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.9.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.10.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1
10.11.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.12.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.12.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.12.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.12.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.13	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.14	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 † †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 † †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 † †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 † †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 † †	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
99.1 †	Unaudited Financial Statements of PixelOptics	—	—
99.2 †	Unaudited Condensed Financial Statements of PixelOptics	—	—
101 † †
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
		—	—

†	Filed on March 7, 2014 as an exhibit to the Original Form 10-K.

† †	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer
Dated: August 28, 2014