Form 10-Q
period 2014-09-30
SAFEGUARD SCIENTIFICS INC
filed 2014-10-24
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes  ☐    No  ☑
Number of shares outstanding as of October 23, 2014
Common Stock 20,535,769

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$116,684	$139,318
Marketable securities	35,217	38,250
Prepaid expenses and other current assets	1,494	1,562
Total current assets	153,395	179,130
Property and equipment, net	95	138
Ownership interests in and advances to partner companies and funds (of which $0 and $20,057 are measured at fair value at September 30, 2014 and December 31, 2013, respectively)	158,638	148,579
Loan participations receivable	4,184	8,135
Long-term marketable securities	13,840	6,088
Other assets	2,156	3,926
Total Assets	$332,308	$345,996
LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$—	$470
Accounts payable	261	245
Accrued compensation and benefits	3,070	5,028
Accrued expenses and other current liabilities	3,335	2,431
Total current liabilities	6,666	8,174
Other long-term liabilities	3,471	3,683
Convertible senior debentures—non-current	50,283	49,478
Total Liabilities	60,420	61,335
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 and 21,553 shares issued at September 30, 2014 and December 31, 2013, respectively	2,157	2,155
Additional paid-in capital	822,512	822,103
Treasury stock, at cost; 1,103 and 4 shares at September 30, 2014 and December 31, 2013, respectively	(23,149)	—
Accumulated deficit	(529,632)	(539,597)
Total Equity	271,888	284,661
Total Liabilities and Equity	$332,308	$345,996
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General and administrative expense	$4,177	$4,835	$14,485	$16,924
Operating loss	(4,177)	(4,835)	(14,485)	(16,924)
Other income (loss), net	(246)	(4,224)	31,580	(6,191)
Interest income	482	572	1,494	2,096
Interest expense	(1,103)	(1,077)	(3,295)	(3,220)
Equity loss	(8,962)	(9,866)	(5,329)	(35,253)
Net income (loss) before income taxes	(14,006)	(19,430)	9,965	(59,492)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(14,006)	$(19,430)	$9,965	$(59,492)

Net income (loss) per share:
Basic	$(0.68)	$(0.90)	$0.47	$(2.80)
Diluted	$(0.68)	$(0.90)	$0.47	$(2.80)
Weighted average shares used in computing income (loss) per share :
Basic	20,678	21,494	21,042	21,245
Diluted	20,678	21,494	21,418	21,245

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(14,006)	$(19,430)	$9,965	$(59,492)
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	(8)	14	(12)	(26)
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	8	—	12	40
Total comprehensive income (loss)	$(14,006)	$(19,416)	$9,965	$(59,478)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net cash used in operating activities	$(15,475)	$(16,299)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	81,626	2,603
Acquisitions of ownership interests in companies and funds	(54,956)	(28,718)
Advances and loans to companies	(9,868)	(9,350)
Repayment of advances and loans to companies	5,509	1,044
Origination fees on mezzanine loans	—	42
Increase in marketable securities	(44,578)	(47,072)
Decrease in marketable securities	39,979	129,664
Capital expenditures	(11)	(37)
Other	5	6,434
Net cash provided by investing activities	17,706	54,610
Cash Flows from Financing Activities:
Issuance of Company common stock, net	612	4,397
Repurchase of convertible senior debentures	(441)	(43)
Repurchase of Company common stock	(25,036)	—
Net cash provided by (used in) financing activities	(24,865)	4,354
Net change in cash and cash equivalents	(22,634)	42,665
Cash and cash equivalents at beginning of period	139,318	66,029
Cash and cash equivalents at end of period	$116,684	$108,694
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

		Accumulated Deficit	Common Stock		Additional Paid-in Capital	Treasury Stock
	Total		Shares	Amount		Shares	Amount
Balance - December 31, 2013	$284,661	$(539,597)	21,553	$2,155	$822,103	4	$—
Net income	9,965	9,965	—	—	—	—	—
Stock options exercised, net	612	—	18	2	(842)	(76)	1,452
Issuance of restricted stock, net	74	—	—	—	(361)	(19)	435
Stock-based compensation expense	1,583	—	—	—	1,583	—	—
Repurchase of common stock	(25,036)	—	—	—	—	1,194	(25,036)
Conversion of 2014 Debentures to common stock	29	—	2	—	29	—	—
Balance - September 30, 2014	$271,888	$(529,632)	21,573	$2,157	$822,512	1,103	$(23,149)
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

	September 30, 2014	December 31, 2013
	(Unaudited - In thousands)
Fair value	$—	$20,057
Equity Method:
Partner companies	141,073	108,872
Private equity funds	1,132	1,766
	142,205	110,638
Cost Method:
Partner companies	6,050	13,480
Private equity funds	2,418	2,418
	8,468	15,898
Advances to partner companies	7,965	1,986
	$158,638	$148,579
Loan participations receivable	$4,184	$8,135
Available-for-sale securities	$3	$15

The Company’s share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity income (loss) on the Consolidated Statements of Operations.  In the nine months ended September 30, 2014, the amount related to prior periods was $1.8 million, of which $0.3 million related to 2012 and $1.5 million related to 2013. The adjustments primarily related to a change in revenue recognition accounting at a partner company. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the nine months ended September 30, 2014.  Based on this evaluation, management concluded that these adjustments were not material to the Company’s Consolidated Financial Statements.

In April 2014, the Company sold its ownership interests in Sotera Wireless, Inc., formerly a cost method partner company. The Company received $4.2 million in cash proceeds in connection with the transaction and recognized a gain of $1.5 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

In February 2014, Crescendo Bioscience, Inc., formerly a cost method partner company, was acquired by Myriad Genetics, Inc. The Company received $38.4 million in cash proceeds in connection with the transaction, excluding $2.9 million, net of claims paid through September 30, 2014, which will be held in escrow until approximately May 2015. The

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recognized a gain of $27.4 million on the transaction, which is included in Other income (loss), net in the Consolidated Statements of Operations for the nine months ended September 30, 2014.
In February 2014, NuPathe Inc., formerly a fair value method partner company, was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. The Company received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of certain milestones, the Company may receive up to an additional $24.2 million. The Company recognized a gain of $3.0 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the Company recognized an unrealized loss of $4.8 million and $6.4 million, respectively, on the mark-to-market of its holdings in NuPathe, which is included in Other income (loss), net in the Consolidated Statements of Operations.

In January 2014, Alverix, Inc., formerly an equity method partner company, was acquired by Becton, Dickinson and Company. The Company received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow until approximately July 2015. The Company recognized a gain of $15.7 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

In the second quarter of 2014, the Company’s primary ownership interest in Bridgevine, Inc. decreased from 22.7% to 17.3%.  As a result, the Company recognized an unrealized loss of $0.3 million which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

In the nine months ended September 30, 2014, the Company received cash proceeds of $4.3 million from the repayment of loan participations receivable and $1.3 million from the sale of an equity interest initiated by Penn Mezzanine. The Company recorded an impairment charge of $0.3 million related to its Penn Mezzanine debt and equity participations in the nine months ended September 30, 2013, which is reflected in Other income (loss), net in the Consolidated Statements of Operations. The charge included $0.2 million related to loan participations and $0.1 million representing an adjustment to the fair value of the Company’s participation in warrants.

The Company recognized an impairment charge of $1.3 million related to PixelOptics Inc., formerly an equity method partner company, in the three months ended September 30, 2013 which is reflected in Equity income (loss) in the Consolidated Statements of Operations. The impairment was based on PixelOptics' inability to raise additional capital to continue its operations. The Company previously recorded an impairment charge of $9.9 million in the second quarter of 2013. The adjusted carrying value of PixelOptics is $0 and the Company believes it will not recover any of its capital. On November 4, 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

The Company recognized an impairment charge of $0.2 million related to its interest in a legacy private equity fund in the nine months ended September 30, 2013, which is reflected in Other income (loss), net in the Consolidated Statements of Operations.

For the nine months ended September 30, 2014, four partner companies accounted for under the equity method were considered significant. The following summarized statement of operations information for those partner companies for the nine months ended September 30, 2014 and 2013 have been compiled from the financial statements of the respective partner companies and reflect certain historical adjustments. Results of operations of the partner companies are excluded for periods prior to their acquisition. The results of the four partner companies are reported on a one quarter lag.

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Results of Operations:
Revenue	$125,645	$67,074
Gross profit	$75,490	$47,112
Net loss	$(37,541)	$(15,702)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions of Ownership Interests in Partner Companies and Funds
In September and July 2014, the Company acquired a 31.9% interest in Trice Medical, Inc. for an aggregate of $5.0 million. Trice Medical is a diagnostics company focused on micro invasive technologies specifically targeting orthopedics. The Company accounts for its interest in Trice Medical under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Trice Medical was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August, July and April 2014, the Company funded an aggregate of $4.3 million of convertible bridge loans to Quantia, Inc. The Company had previously deployed an aggregate of $7.5 million in Quantia. Quantia provides a mobile and web-based physician relationship management platform, QuantiaMD, which enables principal participants throughout the healthcare spectrum, including health systems, payers, pharmaceutical companies and medical device companies, to engage and interact with their physicians. The Company accounts for its interest in Quantia under the equity method.
In August 2014, the Company acquired a 24.6% interest in Propeller Health, Inc. for $9.0 million. Propeller Health provides digital solutions to improve respiratory health. The Company accounts for its interest in Propeller Health under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Propeller Health was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2014, the Company acquired a 24.8% interest in Transactis, Inc. for $9.5 million. Transactis is a provider of electronic billing and payment solutions. The Company accounts for its interest in Transactis under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Transactis was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In August 2014, the Company acquired a 29.2% interest in WebLinc, Inc. for $6.0 million. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest inWebLinc under the equity method. The difference between the Company's cost and its interest in the underlying net assets of WebLinc was preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
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
In June and April 2014, the Company deployed an aggregate of $5.0 million into Putney, Inc. The Company had previously deployed $10.0 million in Putney. Putney is a specialty pharmaceutical company focused on providing generic medicines for pets. The Company accounts for its interest in Putney under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Putney was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In May and January 2014, the Company deployed an aggregate of $1.7 million into Lumesis, Inc. The Company had previously deployed an aggregate of $3.9 million in Lumesis. Lumesis is a financial technology company that is dedicated to delivering software solutions and comprehensive, timely data to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method. The difference between the Company's cost and its interest in the underlying net assets of Lumesis was allocated to goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

difference between the Company's cost and its interest in the underlying net assets of Clutch was allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.
In May 2014, the Company funded $1.1 million of a convertible bridge loan to NovaSom, Inc. The Company had previously deployed $20.0 million in NovaSom. NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea. The Company accounts for its interest in NovaSom under the equity method.
In May 2014, the Company deployed an additional $0.8 million into Dabo Health, Inc. ("Dabo"). The Company had previously deployed $0.8 million in Dabo. Dabo provides the healthcare community with a healthcare information platform that brings clarity to quality metrics, makes them actionable to hospitals and care providers, and facilitates collaboration for quality improvement. The Company accounts for its interest in Dabo under the cost method.
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
In May 2014, the Company funded $2.1 million of a convertible bridge loan to AppFirst, Inc. The Company had previously deployed $6.5 million in AppFirst. AppFirst delivers application monitoring systems for development operations professionals and technology executives with visibility into systems, applications and business metrics. The Company accounts for its interest in AppFirst under the equity method.
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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Carrying Value	Fair Value Measurement at September 30, 2014
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$116,684	$116,684	$—	$—
Available-for-sale securities	3	3	—	—
Warrant participations	71	—	—	71
Marketable securities—held-to-maturity:
Commercial paper	$6,592	$6,592	$—	$—
U.S. treasury bills	1,504	1,504	—	—
Government agency bonds	13,503	13,503	—	—
Certificates of deposit	27,458	27,458	—	—
Total marketable securities	$49,057	$49,057	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$139,318	$139,318	$—	$—
Restricted marketable securities	5	5	—	—
Ownership interest in common stock of NuPathe	16,874	16,874	—	—
Ownership interest in warrants and options of NuPathe	3,183	—	—	3,183
Available-for-sale securities	15	15	—	—
Warrant participations	1,563	—	—	1,563
Marketable securities—held-to-maturity:
Commercial paper	$13,599	$13,599	$—	$—
U.S. treasury bills	8,014	8,014	—	—
Government agency bonds	9,945	9,945	—	—
Certificates of deposit	12,780	12,780	—	—
Total marketable securities	$44,338	$44,338	$—	$—
As of September 30, 2014, $35.2 million of marketable securities had contractual maturities which were less than one year and $13.8 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded an impairment charge of $11.2 million related to PixelOptics, formerly an equity method partner company, in the nine months ended September 30, 2013 measured as the amount by which PixelOptics’ carrying value exceeded its estimated fair value.  The carrying value of the Company’s equity ownership in PixelOptics is $0 and the Company believes it will not recover any of its capital. On November 4, 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.
The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies. The Company recorded an impairment charge of $0.3 million related to its Penn Mezzanine debt and equity participations in the nine months ended September 30, 2013 measured as the amount by which the carrying value of the Company’s participation in the debt, equity and warrant interests acquired by Penn Mezzanine exceeded their estimated fair values.
The Company recognized an impairment charge of $0.2 million related to its interest in a legacy private equity fund in the nine months ended September 30, 2013 measured as the amount by which the carrying value of the Company’s interest in the fund exceeded its estimated fair value. The fair market value of the Company’s interest in the fund was determined to be $1.7 million based on the fair value of the Company’s pro rata portion of the fund’s net assets, which is a Level 3 input under the fair value hierarchy.
5. Convertible Debentures and Credit Arrangements
The carrying values of the Company’s convertible senior debentures were as follows:

	September 30, 2014	December 31, 2013
	(Unaudited - In thousands)
Convertible senior debentures due 2018	$50,283	$49,478
Convertible senior debentures due 2024	—	441
Convertible senior debentures due 2014	—	29
	50,283	49,948
Less: current portion	—	(470)
Convertible senior debentures – non current	$50,283	$49,478

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of the Company’s common stock at September 30, 2014 was $18.40.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At September 30, 2014, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $68.5 million, based on the midpoint of the bid and ask prices as of such date. At September 30, 2014, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $4.7 million and the net carrying value of the liability component was $50.3 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.8 million and $0.7 million of such expense for the nine months ended September 30, 2014 and 2013, respectively. The effective interest rate on the 2018 Debentures is 8.7%.
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
Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2014 was $43.7 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited - In thousands)
General and administrative expense	$176	$510	$1,583	$1,808
	$176	$510	$1,583	$1,808
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
At September 30, 2014, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	market–based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the nine months ended September 30, 2014 and 2013, respectively, the Company did not issue any market-based option awards to employees. During the nine months ended September 30, 2014 and 2013, 22 thousand and 0 options, respectively, vested based on achievement of market capitalization targets. During the nine months ended September 30, 2014, 107 thousand unvested market-based awards expired by their terms. The Company recorded compensation expense related to market-based option awards of $0.0 million for both the three months ended September 30, 2014 and 2013, and $0.0 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2014 attainable under these grants was 273 thousand shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2014 and 2013, the Company did not issue any performance-based awards to employees. During the nine months ended September 30, 2014 and 2013, respectively, 7 thousand and 0 performance-based awards vested. During the nine months ended September 30, 2014 and 2013, respectively, 16 thousand and 13 thousand performance based awards were canceled or forfeited. The Company recorded compensation expense related to performance-based option awards of $0.0 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The maximum number of unvested shares at September 30, 2014 attainable under these option grants was 429 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2014 and 2013, respectively, the Company issued 5 thousand and 39 thousand service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended September 30, 2014 and 2013, respectively, the Company issued 45 thousand and 46 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.1 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

In May 2014, the Company’s shareholders approved an amendment and restatement of the 2004 Equity Compensation Plan to increase the number of shares of common stock reserved for issuance by 2.2 million shares, to rename the plan the 2014 Equity Compensation Plan, and to make certain other clarifying changes and updates to the plan.

7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2014 and 2013. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized in the nine months ended September 30, 2014 was offset by changes in the valuation allowance. The benefit of the net operating loss that would have been recognized in the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2013 was also offset by changes in the valuation allowance.
During the nine months ended September 30, 2014, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(14,006)	$(19,430)	$9,965	$(59,492)
Weighted average common shares outstanding	20,678	21,494	21,042	21,245
Net income (loss) per share	$(0.68)	$(0.90)	$0.47	$(2.80)

Diluted:
Net income (loss) for dilutive share computation	$(14,006)	$(19,430)	$9,965	$(59,492)

Number of shares used in basic per share computation	20,678	21,494	21,042	21,245
Unvested restricted stock and DSUs	—	—	354	—
Employee stock options	—	—	22	—
Weighted average common shares outstanding	20,678	21,494	21,418	21,245

Net income (loss) per share	$(0.68)	$(0.90)	$0.47	$(2.80)

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
Diluted earnings per share for the three months ended September 30, 2014 and 2013 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•	At September 30, 2014 and 2013, options to purchase 1.7 million and 2.3 million shares of common stock at prices ranging from $3.93 to $18.80 for both periods were excluded from the calculations.

•	At both September 30, 2014 and 2013, unvested restricted stock, performance stock units and DSUs convertible into 0.3 million shares of stock were excluded from the calculations.

•	At September 30, 2014 and 2013, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.
Diluted earnings per share for the nine months ended September 30, 2014 and 2013 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At September 30, 2014 and 2013, options to purchase 0.8 million and 2.3 million shares of common stock at prices ranging from $7.41 to $18.78 and $3.93 to $18.80, respectively, were excluded from the calculations.

•	At both September 30, 2014 and 2013, unvested restricted stock, performance stock units and DSUs convertible into 0.3 million shares of stock were excluded from the calculations.

•	At both September 30, 2014 and 2013, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments
As of September 30, 2014, the Company held interests in 24 non-consolidated partner companies which are included in the Healthcare and Technology segments. Included in the Penn Mezzanine segment are the Company’s interests in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine.
The Company’s active partner companies by segment were as follows as of September 30, 2014:

Healthcare
Partner Company	Safeguard Primary Ownership as of September 30, 2014	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Dabo Health, Inc.	12.9%	Cost
Good Start Genetics, Inc.	29.9%	Equity
InfoBionic Inc.	18.0%	Equity (1)
Medivo, Inc.	34.5%	Equity
NovaSom, Inc.	30.3%	Equity
Propeller Health, Inc.	24.4%	Equity
Putney, Inc.	28.3%	Equity
Quantia, Inc.	42.3%	Equity
Syapse, Inc.	27.0%	Equity
Trice Medical, Inc.	31.9%	Equity

Technology
Partner Company	Safeguard Primary Ownership as of September 30, 2014	Accounting Method
AppFirst, Inc.	34.3%	Equity
Apprenda, Inc.	21.6%	Equity
Beyond.com, Inc.	38.2%	Equity
Bridgevine, Inc.	17.2%	Cost (2)
Clutch Holdings, Inc.	29.6%	Equity
DriveFactor, Inc.	40.6%	Equity
Hoopla Software, Inc.	25.6%	Equity
Lumesis, Inc.	48.5%	Equity
MediaMath, Inc.	20.5%	Equity
Pneuron Corporation	27.6%	Equity
Spongecell, Inc.	23.0%	Equity
Transactis, Inc.	24.8%	Equity
WebLinc, Inc.	29.2%	Equity

(1) The decrease in the Company's primary ownership below 20.0% in the third quarter of 2014 is considered temporary because the Company expects to deploy additional capital in InfoBionic in the fourth quarter of 2014. Accordingly, the Company continues to exercise significant influence over InfoBionic and account for it under the equity method.

(2) In the second quarter of 2014, the Company’s ownership interest in Bridgevine decreased from 22.7% to 17.3%, below the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for Bridgevine from the equity method to the cost method at such time.
As of September 30, 2014, the Company has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P., which is included in the Penn Mezzanine segment. The Company accounts for its interest under the equity method.

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
As of September 30, 2014 and December 31, 2013, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities of $165.7 million and $183.7 million, at September 30, 2014 and December 31, 2013, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended September 30, 2014
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$(3)	$(3)	$(4,174)	$(4,177)
Other income (loss), net	(8)	—	(238)	(246)	—	(246)
Interest income	—	—	307	307	175	482
Equity income (loss)	(4,734)	(4,109)	(158)	(9,001)	39	(8,962)
Net loss	(4,742)	(4,109)	(92)	(8,943)	(5,063)	(14,006)
Segment Assets:
September 30, 2014	62,066	93,025	6,490	161,581	170,727	332,308
December 31, 2013	74,939	69,471	12,783	157,193	188,803	345,996

	Three months ended September 30, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$(4)	$(4)	$(4,831)	$(4,835)
Other income (loss), net	(4,772)	—	547	(4,225)	1	(4,224)
Interest income	—	—	394	394	178	572
Equity income (loss)	(6,553)	(3,490)	(92)	(10,135)	269	(9,866)
Net income (loss)	(11,325)	(3,490)	845	(13,970)	(5,460)	(19,430)

	Nine months ended September 30, 2014
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$(8)	$(8)	$(14,477)	$(14,485)
Other income (loss), net	31,823	—	(243)	31,580	—	31,580
Interest income	—	—	1,087	1,087	407	1,494
Equity income (loss)	1,341	(6,108)	(596)	(5,363)	34	(5,329)
Net income (loss)	33,164	(6,108)	240	27,296	(17,331)	9,965

	Nine months ended September 30, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$(13)	$(13)	$(16,911)	$(16,924)
Other income (loss), net	(6,362)	—	324	(6,038)	(153)	(6,191)
Interest income	—	—	1,118	1,118	978	2,096
Equity income (loss)	(27,303)	(7,990)	(256)	(35,549)	296	(35,253)
Net income (loss)	(33,665)	(7,990)	1,173	(40,482)	(19,010)	(59,492)

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
The Company had outstanding guarantees of $3.8 million at September 30, 2014 which related to one of the Company's private equity holdings.
The Company also has committed capital of approximately $0.2 million to other private equity funds. These commitments are expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2014. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.5 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2014.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at September 30, 2014.

11. Equity
In February 2014, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the nine months ended September 30, 2014, the Company repurchased 1.2 million shares at an aggregate cost of $25.0 million. This share repurchase program was completed in May 2014.

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

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of September 30, 2014, we did not hold a controlling interest in any of our partner companies.

Fair Value Method. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. We accounted for our holdings in NuPathe Inc., a former publicly traded partner company, under the fair value method of accounting. As of September 30, 2014, we did not account for any of our partner companies under the fair value method.
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
Our management evaluates the Healthcare and Technology segments’ performance based on equity income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies, and Other income or loss associated with cost method partner companies.
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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Healthcare	$(4,742)	$(11,325)	$33,164	$(33,665)
Technology	(4,109)	(3,490)	(6,108)	(7,990)
Penn Mezzanine	(92)	845	240	1,173
Total segments	(8,943)	(13,970)	27,296	(40,482)
Other items:
Corporate operations	(5,063)	(5,460)	(17,331)	(19,010)
Income tax benefit (expense)	—	—	—	—
Total other items	(5,063)	(5,460)	(17,331)	(19,010)
Net income (loss)	$(14,006)	$(19,430)	$9,965	$(59,492)
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
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of September 30, 2014. Certain entities which may have been partner companies in previous periods are omitted if, as of September 30, 2014, they had been sold or are no longer considered a partner company.
Healthcare
The following active partner companies as of September 30, 2014 were included in Healthcare:

	Safeguard Primary Ownership as of September 30,
Partner Company	2014	2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.2%	Equity
Dabo Health, Inc.	12.9%	NA	Cost
Good Start Genetics, Inc.	29.9%	30.0%	Equity
InfoBionic Inc.	18.0%	NA	Equity (1)
Medivo, Inc.	34.5%	34.5%	Equity
NovaSom, Inc.	30.3%	30.3%	Equity
Propeller Health, Inc.	24.4%	NA	Equity
Putney, Inc.	28.3%	27.6%	Equity
Quantia, Inc.	42.3%	34.4%	Equity
Syapse, Inc.	27.0%	NA	Equity
Trice Medical, Inc.	31.9%	NA	Equity
(1) The decrease in our primary ownership below 20.0% in the third quarter of 2014 is considered temporary because we expect to deploy additional capital in InfoBionic in the fourth quarter of 2014. Accordingly, we continue to exercise significant influence over InfoBionic and account for it under the equity method.

Results of operations for the Healthcare segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Other income (loss), net	$(8)	$(4,772)	$31,823	$(6,362)
Equity income (loss)	(4,734)	(6,553)	1,341	(27,303)
Net income (loss)	$(4,742)	$(11,325)	$33,164	$(33,665)
Three months ended September 30, 2014 versus the three months ended September 30, 2013
Other Income (Loss), Net. Other loss, net decreased $4.8 million for the three months ended September 30, 2014, compared to the prior year period. Other income (loss), net for the three months ended September 30, 2013 reflected an unrealized loss of $4.8 million on the mark-to-market of our holdings in NuPathe.
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
Equity loss for the Healthcare segment decreased $1.8 million for the three months ended September 30, 2014 compared to the prior year period. Equity loss for the three months ended September 30, 2013 reflected an impairment charge of $1.3 million related to PixelOptics, Inc., a former equity method partner company. The remaining decrease in equity loss for the three months ended September 30, 2014 compared to the prior year period was due to smaller losses incurred by partner companies included in the Healthcare segment.
Nine months ended September 30, 2014 versus the nine months ended September 30, 2013
Other Income (Loss), Net. Other income (loss), net increased $38.2 million for the nine months ended September 30, 2014, compared to the prior year period. The increase was primarily due to the recognition of gains of $27.4 million and $3.0 million on the sales of former cost method partner company Crescendo Bioscience, Inc. and former fair value method partner company NuPathe, respectively, in February 2014. The increase also related to the recognition of a gain of $1.5 million on the sale of former cost method partner company Sotera Wireless in April 2014. Other income (loss), net for the nine months ended September 30, 2013 reflected an unrealized loss of $6.4 million on the mark-to-market of our holdings in NuPathe.
Equity Income (Loss). Equity income (loss) for the Healthcare segment increased $28.6 million for the nine months ended September 30, 2014 compared to the prior year period.  The increase was primarily due to the recognition of a gain of $15.7 million on the sale of former equity method partner company Alverix, Inc. in January 2014. The increase in equity income (loss) was also due to smaller losses incurred by partner companies included in the Healthcare segment partially offset by a $1.7 million adjustment related to the change in revenue recognition accounting at a partner company as discussed below. Equity income (loss) for the nine months ended September 30, 2013 also included an impairment charge of $11.2 million related to PixelOptics, a former equity method partner company.
Our share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity income (loss) on the Consolidated Statements of Operations.  In the nine months ended September 30, 2014, the amount related to prior periods was $1.8 million, of which $0.3 million related to 2012 and $1.5 million related to 2013. The adjustments are primarily related to a change in revenue recognition accounting at a partner company. We evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the nine months ended September 30, 2014.  Based on this evaluation, we concluded that these adjustments were not material to our Consolidated Financial Statements.

Technology
The following active partner companies as of September 30, 2014 were included in Technology:

	Safeguard Primary Ownership as of September 30,
Partner Company	2014	2013	Accounting Method
AppFirst, Inc.	34.3%	34.5%	Equity
Apprenda, Inc.	21.6%	NA	Equity
Beyond.com, Inc.	38.2%	38.2%	Equity
Bridgevine, Inc.	17.2%	22.7%	Cost (1)
Clutch Holdings, Inc.	29.6%	24.0%	Equity
DriveFactor, Inc.	40.6%	40.6%	Equity
Hoopla Software, Inc.	25.6%	25.3%	Equity
Lumesis, Inc.	48.5%	44.2%	Equity
MediaMath, Inc.	20.5%	22.5%	Equity
Pneuron Corporation	27.6%	27.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Transactis, Inc.	24.8%	NA	Equity
WebLinc, Inc.	29.2%	NA	Equity
(1) In the second quarter of 2014, our ownership interest in Bridgevine decreased from 22.7% to 17.3%, below the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for Bridgevine from the equity method to the cost method at such time.

Results of operations for the Technology segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Equity loss	$(4,109)	$(3,490)	$(6,108)	$(7,990)
Net loss	$(4,109)	$(3,490)	$(6,108)	$(7,990)
Three months ended September 30, 2014 versus the three months ended September 30, 2013
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
Equity loss for the Technology segment increased $0.6 million for the three months ended September 30, 2014, compared to the prior year period. The increase was related to an increase in losses incurred by partner companies included in the Technology segment.
Nine months ended September 30, 2014 versus the nine months ended September 30, 2013
Equity Loss. Equity loss for the Technology segment decreased $1.9 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease was primarily related to a $7.0 million unrealized gain on the decrease of our percentage ownership interest in MediaMath, partially offset by a $0.3 million unrealized loss on the decrease of our percentage ownership interest in Bridgevine and an increase in losses incurred by partner companies included in the Technology segment.

Penn Mezzanine
Results for the Penn Mezzanine segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
General and administrative expense	$(3)	$(4)	$(8)	$(13)
Other income (loss), net	(238)	547	(243)	324
Interest income	307	394	1,087	1,118
Equity loss	(158)	(92)	(596)	(256)
Net income (loss)	$(92)	$845	$240	$1,173
Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate, gain (loss) on the mark-to-market of our warrant participations, any impairment on our debt and equity participation interests as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of September 30, 2014, we had participating interests in four loans and five equity investments initiated by Penn Mezzanine. We have determined that we will not be making any further new capital deployments in connection with Penn Mezzanine lending activities. We will continue to collect principal and interest payments from our existing participating interests in Penn Mezzanine loans.
Three months ended September 30, 2014 versus the three months ended September 30, 2013
Other Income (Loss), Net. Other income (loss), net for Penn Mezzanine decreased $0.8 million for the three months ended September 30, 2014 compared to the prior year period.  During the three months ended September 30, 2014, we recorded a loss on the sale of one of our Penn Mezzanine equity interests of $0.3 million. During the three months ended September 30, 2013, we recorded a gain on the sale of one of our Penn Mezzanine equity interests of $0.5 million.
Equity Loss. Equity loss increased $0.1 million for the three months ended September 30, 2014, compared to the prior year period. The increase in equity loss related to an increase in legal expenses incurred at the management company of Penn Mezzanine.
General and administrative expense and interest income remained consistent for the three months ended September 30, 2014, compared to the prior year period. We anticipate interest income will decrease in future periods as participating interests in existing mezzanine loans are repaid.
Nine months ended September 30, 2014 versus the nine months ended September 30, 2013
Other Income (Loss), Net. Other income (loss), net for Penn Mezzanine decreased $0.6 million for the nine months ended September 30, 2014 compared to the prior year period.  During the nine months ended September 30, 2014, we recorded a loss on the sale of one of our Penn Mezzanine equity interests of $0.3 million. During the nine months ended September 30, 2013, we recorded a gain on the sale of one of our Penn Mezzanine equity interests of $0.5 million which was partially offset by an impairment charge associated with our equity and loan participations of $0.3 million.
Equity Loss. Equity loss increased $0.3 million for the nine months ended September 30, 2014, compared to the prior year period. The increase in equity loss related to an increase in legal expenses incurred at the management company of Penn Mezzanine.
General and administrative expense and interest income remained consistent for the nine months ended September 30, 2014, compared to the prior year period. We anticipate interest income will decrease in future periods as participating interests in existing mezzanine loans are repaid.

Corporate Operations

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
General and administrative expense	$(3,983)	$(4,301)	$(12,839)	$(15,033)
Stock-based compensation	(176)	(510)	(1,583)	(1,808)
Depreciation	(15)	(20)	(55)	(70)
Other income (loss), net	—	1	—	(153)
Interest income	175	178	407	978
Interest expense	(1,103)	(1,077)	(3,295)	(3,220)
Equity income (loss)	39	269	34	296
	$(5,063)	$(5,460)	$(17,331)	$(19,010)
Three months ended September 30, 2014 versus the three months ended September 30, 2013
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal, and accounting. General and administrative expense decreased $0.3 million for the three months ended September 30, 2014 compared to the prior year period primarily due to a decrease of $0.4 million in costs associated with a transitional services agreement with our previous Chief Executive Officer which was partially offset by a $0.1 million increase in employee costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees and directors. Stock-based compensation decreased $0.3 million when compared to the prior year period primarily due to a decrease in expense associated with deferred stock units and restricted stock awards.
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
Equity Income (Loss). Equity income (loss) for both periods relates to our private equity holdings accounted for under the equity method. The decrease of $0.2 million for the three months ended September 30, 2014 compared to the prior year period was primarily attributable to a decrease of $0.2 million in distributions from our private equity holdings.
Nine months ended September 30, 2014 versus the nine months ended September 30, 2013
General and Administrative Expense. General and administrative expense decreased $2.2 million for the nine months ended September 30, 2014 compared to the prior year period primarily due to a decrease of $1.2 million in costs associated with a transitional services agreement with our previous Chief Executive Officer, a decrease in severance expense of $0.9 million related to a former executive and a decrease of $0.7 million in professional fees. These decreases were partially offset by a $0.7 million increase in employee costs.
Stock-Based Compensation. Stock-based compensation decreased $0.2 million when compared to the prior year period primarily due to an decrease in expense associated with deferred stock units and restricted stock awards.
Other Income (Loss), Net. Other income (loss), net for the nine months ended September 30, 2013 reflected an impairment charge of $0.2 million related to our interest in a legacy private equity fund.
Interest Income. The decrease in interest income of $0.6 million for the nine months ended September 30, 2014 compared to the prior year period was primarily attributable to lower average notes receivable from our partner companies.
Interest Expense. Interest expense remained relatively consistent compared to the prior year period.
Equity Income (Loss). The decrease of $0.3 million for the nine months ended September 30, 2014 compared to the prior year period was primarily attributable to a decrease of $0.2 million in distributions from our private equity holdings.

Income Tax Expense (Benefit)
Income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 was $0.  We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized for the nine months ended September 30, 2014 was offset by changes in the valuation allowance. The benefit of the net operating loss that would have been recognized for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2013 was also offset by changes in the valuation allowance.
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
As of September 30, 2014, we had $116.7 million of cash and cash equivalents and $49.1 million of marketable securities for a total of $165.8 million.
In April 2014, we sold our ownership interest in Sotera Wireless for approximately $4.2 million in cash proceeds.
In February 2014, Crescendo Bioscience was acquired by Myriad Genetics, Inc. We received $38.4 million in cash proceeds in connection with the transaction, excluding $2.9 million, net of claims paid through September 30, 2014, which will be held in escrow until approximately May 2015.
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

For the nine months ended September 30, 2014, we received cash proceeds of $4.3 million from the repayment of loan participations receivable and $1.3 million from the sale of an equity interest initiated by Penn Mezzanine.
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
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at September 30, 2014 was $18.40. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In February 2014, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of our outstanding common stock. During the nine months ended September 30, 2014, we repurchased 1.2 million shares at an aggregate cost of $25.0 million. This share repurchase program was completed in May 2014.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended, matures on December 31, 2014. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2014 was $43.7 million.
At September 30, 2014, we had committed capital of approximately $0.2 million to private equity funds. These commitments are expected to be funded in the next 12 months.
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
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2014. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
For the reasons we have presented above, we believe our cash and cash equivalents at September 30, 2014, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(15,475)	$(16,299)
Net cash provided by investing activities	17,706	54,610
Net cash provided by (used in) financing activities	(24,865)	4,354
	$(22,634)	$42,665
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $0.8 million for the nine months ended September 30, 2014 compared to the prior year period. The decrease was primarily related to a decrease in cash used for professional fees of $1.4 million and a decrease in cash severance payments of $0.9 million. These decreases were partially offset by an increase of $1.1 million related to final payments associated with a transitional services agreement with our previous Chief Executive Officer and an increase of $0.4 million in cash used for management incentive plan payments.

Net Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $36.9 million for the nine months ended September 30, 2014 compared to the prior year period. The decrease primarily related to a $87.2 million decrease in cash proceeds from the net change in marketable securities, a $26.2 million increase in acquisitions of ownership interests in companies and funds and a decrease in proceeds from the sale of discontinued operations of $6.4 million which related to the release of escrow funds in June 2013. These decreases were partially offset by a $79.0 million increase in proceeds from the sales of and distributions from companies and funds, primarily related to the 2014 sales of our interests in Crescendo Bioscience, Alverix, NuPathe and Sotera Wireless, and an increase of $4.5 million in repayments of advances and loans to companies.
Net Cash Provided by (Used In) Financing Activities
Net cash used in financing activities increased by $29.2 million for the nine months ended September 30, 2014 compared to the prior year period. The increase primarily related to $25.0 million in repurchases of our common stock, the repurchase of $0.4 million of our 2024 Debentures and a $3.8 million decrease in the proceeds received from the exercise of stock options.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2014 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	Due after 2018
Contractual Cash Obligations:	(In millions)
Convertible senior debentures (a)	$55.0	$—	$—	$55.0	$—
Interest payments on long-term debt	11.5	1.4	5.8	4.3	—
Operating leases	0.5	0.1	0.4	—	—
Funding commitments (b)	0.2	0.1	0.1	—	—
Potential clawback liabilities (c)	1.3	1.0	—	0.3	—
Other long-term obligations (d)	3.3	0.8	1.6	0.9	—
Total Contractual Cash Obligations	$71.8	$3.4	$7.9	$60.5	$—

	Amount of Commitment Expiration by Period
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	Due after 2018
Other Commitments:	(In millions)
Letters of credit (e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $55.0 million of our 5.25% convertible senior debentures due May 15, 2018.

(b)	This represents funding commitments to private equity funds based on estimated timing of capital calls provided to us by the funds' management.

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of September 30, 2014.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $3.0 million at September 30, 2014.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2014, we had $55.0 million outstanding of our 5.25% convertible senior debentures due May 15, 2018.

Liabilities	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at September 30, 2014
2018 Debentures due by year (in millions)	$—	$—	$—	$—	$55.0	$—	$55.0	$68.5
Fixed interest rate	5.25%	5.25%	5.25%	5.25%	5.25%		5.25%
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited) – September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) – Three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) – Three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2014 and 2013; (v) Consolidated Statement of Changes in Equity (unaudited) – Nine months ended September 30, 2014; and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	October 24, 2014	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	October 24, 2014	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer