Form 10-K
period 2014-12-31
SAFEGUARD SCIENTIFICS INC
filed 2015-03-06
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission File Number 1-5620
 Safeguard Scientifics, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Devon Park Drive Building 800 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)
(610) 293-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.10 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $421,013,883 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of March 4, 2015 was 20,693,432.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2014

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
Item 1. Business
Business Overview
Safeguard’s charter is to build value in early- and growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates principally in growth and expansion financings and early-stage financings. Our vision is to be the preferred capital source for entrepreneurs and management teams in well-defined industry sectors. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies and in some cases they relate to entities which may later become partner companies.
We strive to create long-term value for our shareholders by helping our partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard focuses principally on companies with initial capital requirements between $5 million and $15 million, and follow-on financing needs of between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. We will occasionally provide certain early-stage financing in amounts generally up to $1 million to promising young companies with the goal to provide more capital once certain development milestones are achieved. Safeguard principally targets companies that operate in two sectors:
Healthcare — companies focused principally on medical technology (“MedTech”), including diagnostics and devices; and healthcare technology (“HealthTech”). Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and
Technology — companies focused principally on digital media; financial technology (“FinTech”); and Enterprise 3.0, which includes mobile technology, cloud, the “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.
In 2014, our management team continued to focus on the following objectives:

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

To meet our strategic objectives during 2015, Safeguard will continue to focus on:

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
Significant 2014 Highlights
Here are some of our key developments from 2014:

•
During 2014, we deployed an aggregate of $43.3 million of capital into six new partner companies. In addition, we deployed $26.6 million of additional capital to support the growth of partner companies in which we already had an interest at December 31, 2013.

•
In January 2014, we received $15.7 million in cash proceeds from the sale of partner company Alverix, Inc. to Becton, Dickinson and Company. This excludes $1.7 million, which will be held in escrow until approximately July 2015.

•
In February 2014, we received $38.4 million in cash proceeds from the sale of partner company Crescendo Bioscience, Inc. to Myriad Genetics, Inc. This excludes $2.9 million which will be held in escrow until approximately May 2015.

•
In February 2014, we received $23.1 million in cash proceeds from the sale of partner company NuPathe Inc. to Teva Pharmaceutical Industries Ltd. Depending on the achievement of certain milestones achieved over time, Safeguard may receive up to an additional $24.2 million.

•	In April 2014, we received $4.2 million in cash proceeds from the sale of our ownership interests in partner company Sotera Wireless, Inc.

•
In April 2014 and November 2014, we deployed an aggregate of $8.0 million as part of a $17.0 million Series B financing for InfoBionic, Inc. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. InfoBionic’s MoMe™ System is the first cloud-based, multi-pass analysis universal remote patient monitoring platform that provides unprecedented analytics with seamless transition between holter, event, and mobile cardiac telemetry monitoring modes in one device.

•
In June 2014, we deployed $5.8 million as part of a $10.0 million Series B financing for Syapse, Inc. Syapse is a software company that enables healthcare providers to deploy precision medicine platforms. Syapse’s Precision Medicine Data platform integrates complex genomic and clinical data with care pathways and medical knowledge bases, providing clinicians with actionable insights to enable diagnosis and treatment.

•
In July and September 2014, we deployed an aggregate of $5.0 million as part of an $11.6 million Series B financing for Trice Medical™. Trice Medical is a diagnostics company focused on micro invasive technologies. Trice Medical has pioneered fully integrated camera-enabled needle technologies that provide a clinical solution that is optimized for use in the physician’s office.

•	In August 2014, we deployed $6.0 million in a Series A financing for WebLinc, Inc. WebLinc is a commerce platform provider for fast growing online retailers.

•
In August 2014, we deployed $9.5 million as part of an $11.0 million Series D financing for Transactis, Inc. Transactis is a leading provider of electronic billing and payment solutions. Transactis’ cloud-based electronic bill presentment and payment platform, BillerIQ, is a white-labeled solution that is offered "as-a-service", enabling businesses to rapidly and securely deliver electronic bills, invoices and documents, as well as accept payments online, by phone, and via mobile device.

•
In August 2014, we deployed $9.0 million as part of a $14.5 million Series B financing for Propeller Health, Inc. Propeller Health provides digital solutions to measurably improve respiratory health. One of the first mobile platforms with 510(k) clearance from the U.S. Food and Drug Administration ("FDA"), Propeller Health combines sensors, mobile apps and predictive analytics to monitor and engage patients, increase adherence and encourage effective self-management.

•
In October 2014, we appointed Mara G. Aspinall to our board of directors. Ms. Aspinall has a track record of success as an entrepreneur and healthcare industry visionary. She is the former President and CEO of Ventana Medical Systems and Global Head of Roche Tissue Diagnostics; founder and former CEO of On-Q-ity; and President of Genzyme Genetics.

•
During the year ended December 31, 2014, we repurchased 1,194,313 shares of the Company's common stock in open market transactions at prices ranging from $19.54 to $22.18 per share for an aggregate cost of $25.0 million.

Our Strategy
Founded in 1953, Safeguard has a distinguished record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Today, Safeguard principally targets healthcare companies focusing on medical technology and healthcare technology; and technology companies focusing on financial technology, digital media, and Enterprise 3.0.
As a visionary for the development of early- and growth-stage healthcare and technology companies, Safeguard is a proven partner for entrepreneurs looking to accelerate growth and build long-term value in their businesses. Leveraging Safeguard’s rich and colorful history of building market leaders, along with our team’s collective operational expertise and successful entrepreneurial endeavors, Safeguard has built a powerful - and actionable - platform of resources to support our partner companies with the strategies and relationships that are most vital for success. We provide value that extends beyond capital and work as a team to foster growth.
Our corporate staff of 30 employees is dedicated to creating long-term value for our shareholders by helping our partner companies build value and pursuing selective, well-timed exits of our partner companies.
Identifying Partner Company Opportunities
Safeguard’s go-to-market strategy, marketing and sourcing activities within our sectors of focus (Healthcare and Technology) are designed to generate a large volume of high-quality opportunities to acquire significant shareholder positions in partner companies. Our principal focus is to acquire positions in early- and growth-stage companies with attractive growth prospects in the technology and healthcare sectors. Generally, we prefer to deploy capital into companies:

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
In Healthcare, we currently target companies principally in MedTech, including diagnostics and devices and HealthTech that have lesser regulatory risk and have achieved or are near commercialization.
In Technology, we currently target companies principally in digital media, FinTech, and Enterprise 3.0, which includes mobile technology, cloud, “Internet of Things” and big data that have transaction-enabling applications with a recurring revenue stream.

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

Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we owned interests at December 31, 2014. The indicated ownership percentage is presented as of December 31, 2014 and reflects the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).
HEALTHCARE PARTNER COMPANIES

AdvantEdge Healthcare Solutions, Inc.	(Safeguard Ownership: 40.1%)
Headquartered in Warren, New Jersey, AdvantEdge Healthcare Solutions (“AdvantEdge”) is a technology-enabled provider of healthcare revenue cycle and business management solutions that improve decision-making, maximize financial performance, streamline operations and mitigate compliance risks for healthcare providers. AdvantEdge continues to pursue scale through organic growth and strategic acquisitions, having completed eight acquisitions since 2009. AdvantEdge has more than 625 employees in seven regional offices in the U.S. and one office in Bangalore, India. www.ahsrcm.com

Dabo Health, Inc.	(Safeguard Ownership: 15.3%)
Headquartered in Philadelphia, Pennsylvania, Dabo Health provides the healthcare community with an online visualization platform to view and track improvement in key performance metrics, collaborate across hospitals and healthcare systems, and identify and share learnings. Dabo Health delivers a solution that enables providers to improve patient care, reduce per capita cost and maximize reimbursements. www.dabohealth.com

Good Start Genetics, Inc.	(Safeguard Ownership: 29.9%)
Headquartered in Cambridge, Massachusetts, Good Start Genetics is a commercial-stage molecular genetic information company focused on fundamentally transforming the standard of care in reproductive medicine by providing physicians and their patients with clinically relevant and actionable information concerning inherited genetic disorders. Through GoodStart Select™, the company provides a comprehensive and clinically actionable menu of genetic carrier screening tests for known and novel mutations that cause inherited genetic disorders. www.goodstartgenetics.com

InfoBionic, Inc.	(Safeguard Ownership: 27.8%)
Headquartered in Lowell, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. InfoBionic’s MoMe™ System is the first cloud-based, multi-pass analysis universal remote patient monitoring platform that provides unprecedented analytics with seamless transition between holter, event, and mobile cardiac telemetry monitoring modes in one device. www.infobionic.com

Medivo, Inc.	(Safeguard Ownership: 34.5%)
Headquartered in New York, New York, Medivo's mission is to improve the health of patients by using lab data and analytics to enable better treatment decisions. Medivo enables life science companies to build clinical intelligence to optimize their sales and marketing initiatives, while enabling its lab partners to realize the full value of their data assets and to gain value with their customers through Medivo's Lab Solutions. www.medivo.com

NovaSom, Inc.	(Safeguard Ownership: 31.7%)
Headquartered in Glen Burnie, Maryland, NovaSom is a medical device company that has developed an FDA-cleared wireless home sleep test for Obstructive Sleep Apnea (“OSA”) called AccuSom® Home Sleep Test. The NovaSom home sleep test has been shown to provide in-home, clinically equivalent diagnosis of OSA at a significantly reduced cost compared to in-facility testing for uncomplicated adult OSA. www.novasom.com

Propeller Health, Inc.	(Safeguard Ownership: 24.6%)

Headquartered in Madison, Wisconsin, Propeller Health provides digital solutions to measurably improve respiratory health. One of the first mobile platforms with 510(k) clearance from the FDA, Propeller Health combines sensors, mobile apps and predictive analytics to monitor and engage patients, increase adherence and encourage effective self-management. www.propellerhealth.com

Putney, Inc.	(Safeguard Ownership: 28.3%)
Headquartered in Portland, Maine, Putney is a pet pharmaceutical company focused on developing high-quality, generic prescription medicines for pets. Putney’s mission is to provide veterinary practices with FDA-approved veterinary generic medicines that meet pet medical needs and offer cost-effective alternatives for pet owners. www.putneyvet.com

Quantia, Inc.	(Safeguard Ownership: 42.3%)
Headquartered in Waltham, Massachusetts, Quantia is a leader in physician engagement. Quantia's web-based and mobile platform, called QuantiaMD, enables principal participants in healthcare to reach and engage high-value physicians in ways that ultimately reduce costs, save time, and improve quality of care. The platform blends expert content, social networking and game mechanics to help its clients, including large health systems and life sciences companies, collaborate with physicians. www.quantia-inc.com

Syapse, Inc.	(Safeguard Ownership: 27.0%)
Headquartered in Palo Alto, California, Syapse is a software company that enables healthcare providers to deploy precision medicine programs. Syapse's Precision Medicine Data Platform integrates complex genomic and clinical data with care pathways and medical knowledge bases, providing clinicians with actionable insights to enable diagnosis and treatment. www.syapse.com

Trice Medical TM	(Safeguard Ownership: 31.9%)
Headquartered in King of Prussia, Pennsylvania, Trice Medical is a diagnostics company focused on micro invasive technologies. Trice Medical has pioneered fully integrated camera-enabled needle technologies that provide a clinical solution that is optimized for use in the physician’s office. The company's first FDA-approved product is mi-eye™, a fully-disposable, single-use, streamlined visualization device that uses a standard 14-gauge needle with an integrated camera and light source to perform a diagnostic arthroscopy. www.tricemedical.com
TECHNOLOGY PARTNER COMPANIES

AppFirst, Inc.	(Safeguard Ownership: 34.3%)
Headquartered in New York, New York, AppFirst's technology provides global organizations the ability to achieve unmatched visibility into the real-time relationships between distributed applications and the global assets which support their execution. By delivering unmatched visibility, AppFirst enables a business to experience real time and complete systems integrity. www.appfirst.com

Apprenda, Inc.	(Safeguard Ownership: 21.6%)
Headquartered in Troy, New York, Apprenda powers the next generation of enterprise software development in public, private and hybrid clouds. As a foundational software layer and application run-time environment, Apprenda abstracts away the complexities of building and delivering modern software applications, enabling enterprises to turn ideas into innovations more quickly. With Apprenda, enterprises can securely deliver an entire ecosystem of data, services, applications and application programming interfaces to both internal and external customers across any infrastructure. www.apprenda.com

Beyond.com, Inc.	(Safeguard Ownership: 38.2%)
Headquartered in King of Prussia, Pennsylvania, Beyond, The Career Network, helps millions of professionals find jobs and advance their careers while also serving as the premier destination for companies in need of top talent. This is achieved through more than 500 talent communities that use integrated social features to help members discover relevant jobs, career news, career advice, and resources. www.beyond.com

Bridgevine, Inc.	(Safeguard Ownership: 17.2%)
Headquartered in Vero Beach, Florida, Bridgevine provides customer acquisition and retention solutions for enterprise customers. Bridgevine’s software-as-a-service (“SaaS”)-based platform is used by leading companies in communications, entertainment, home security, and energy resulting in more than 50 million consumer interactions annually. www.bridgevine.com

Clutch Holdings, Inc.	(Safeguard Ownership: 29.6%)
Headquartered in Ambler, Pennsylvania, Clutch is a leading provider of advanced Consumer Management technology that delivers customer intelligence and customer engagement solutions to premium brands. Clutch empowers customer-focused businesses to identify, target and engage their most valuable customers. The company’s Consumer Management platform integrates a brand's customer data across traditional point-of-sale systems, ecommerce platforms, mobile applications and social networks to deliver the highest value from existing customers. www.clutch.com

DriveFactor, Inc.	(Safeguard Ownership: 40.6%)
Headquartered in Richmond, Virginia, DriveFactor provides auto insurance companies and original equipment manufacturers with a SaaS platform for telematics-driven usage based insurance (“UBI”) and rewards programs. The DriveFactor platform is live in market on three continents and enables UBI and rewards programs that drive profitable acquisition and retention. DriveFactor’s smartphone telematics apps, which are fully integrated into the DriveFactor telematics platform, are available for download on iOS and Android. www.drivefactor.com

Hoopla Software, Inc.	(Safeguard Ownership: 25.6%)
Headquartered in San Jose, California, Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. Hoopla's Sales Motivation Platform combines modern game mechanics, data analytics and broadcast-quality video in a cloud application that makes it easy for managers to motivate team performance and score more wins. www.hoopla.net

Lumesis, Inc.	(Safeguard Ownership: 45.7%)
Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps over 100 firms with more than 30,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com

MediaMath, Inc.	(Safeguard Ownership: 20.7%)
Headquartered in New York, New York, MediaMath is a global technology company that is leading the movement to revolutionize traditional marketing and drive transformative results for marketers through its TerminalOne Marketing Operating System™. MediaMath empowers marketers with an extensible, open platform that activates data, automates execution and optimizes interactions across all addressable media, delivering superior performance, transparency and control to all marketers and better, more individualized experiences for consumers. www.mediamath.com

Pneuron Corporation	(Safeguard Ownership: 27.6%)

Headquartered in Woburn, Massachusetts, Pneuron enables organizations to rapidly solve business problems through a distributed approach that cuts across data, applications and processes. By targeting the right information at the data source, companies are no longer faced with the complex integration and infrastructure requirements of traditional approaches. Pneuron’s innovative Distributed Solutions Platform enables customers to accelerate business value and develop reports, products and applications in half the time and cost of traditional methods. www.pneuron.com

Spongecell, Inc.	(Safeguard Ownership: 23.0%)
Headquartered in New York, New York, Spongecell is a programmatic creative solution that leverages data-driven technology to automate the production and delivery of high-quality ads at scale across display, mobile and video. Spongecell’s technology helps brands and their creative and media agencies create more meaningful consumer engagement, without sacrificing speed or quality. www.spongecell.com

Transactis, Inc.	(Safeguard Ownership: 24.8%)
Headquartered in New York, New York, Transactis is a leading provider of electronic billing and payment solutions. Transactis’ cloud-based electronic bill presentment and payment platform, BillerIQ, is a white-labeled solution that is offered “as-a-service”, enabling businesses to rapidly and securely deliver electronic bills, invoices and documents, as well as accept payments online, by phone, and via mobile device. www.transactis.com

WebLinc, Inc.	(Safeguard Ownership: 29.2%)
Headquartered in Philadelphia, Pennsylvania, WebLinc is a commerce platform provider for fast growing online retailers. WebLinc tailors its commerce platform to the needs and scale of mid to large retailers by leveraging extensive experience and success supporting clients’ need for fast growth and system flexibility. www.weblinc.com

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Effective December 31, 2014, we operate in two reportable segments: Healthcare and Technology. We no longer present the operations of Penn Mezzanine as a separate reportable operating segment because we do not separately evaluate Penn Mezzanine financial results for purposes of making operating decisions and assessing performance. The results of Penn Mezzanine are now reported within corporate operations under Other items. The amounts, discussion, and presentation of our reportable segments reflect this restatement for all years presented in this Annual Report on Form 10-K.
Information on operating income (loss), equity income (loss) and net income (loss) for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2014 and assets as of December 31, 2014 and 2013 is contained in Note 14 to the Consolidated Financial Statements.
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
From time to time, we may hold equity interests in companies that are publicly traded. Fluctuations in the market prices of the common stock of publicly traded holdings may affect the price of our common stock. Historically, the market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.
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
Through our relationship with Penn Mezzanine, we participate in a limited number of loans and in equity securities in private middle-market companies, which involve a high degree of repayment risk. These borrowers have limited financial resources, are relatively highly leveraged and may be unable to obtain financing from other sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A borrower’s failure to satisfy financial or operating covenants imposed by Penn Mezzanine or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize such borrower’s ability to meet its obligations under the participations in loans or debt interests that we hold. In addition, such borrowers may have, or may be permitted to incur, other debt that ranks senior to or equally with our interests. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our interests in subordinated loans or other debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 20,000 square feet of office space in one building. We currently lease our corporate headquarters under a lease expiring in October 2015. In February 2015, we entered into an agreement for the lease of our new principal executive offices to be located at 170 Radnor Chester Road, Radnor, Pennsylvania beginning in November 2015.
Item 3. Legal Proceedings
We, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse dispositions could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies. See Note 12 to the Consolidated Financial Statements for a discussion of ongoing claims and legal actions.

Item 4. Mine Safety Disclosures
Not applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Stephen T. Zarrilli	53	President, Chief Executive Officer and Director	2008
Jeffrey B. McGroarty	45	Senior Vice President and Chief Financial Officer	2012
Brian J. Sisko	54	Chief Operating Officer, Executive Vice President and Managing Director	2007
Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008 and became President and Chief Executive Officer in November 2012. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director there until June 2008. Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of mobile access solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief

Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of Internet strategy consulting, marketing and technology services; and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and Chairman of the Audit Committee of NutriSystem, Inc. and a director of Virtus Investment Partners, Inc.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2014 and 2013 were as follows:

	High	Low
Fiscal year 2014:
First quarter	$22.43	$17.58
Second quarter	22.43	18.54
Third quarter	20.92	18.40
Fourth quarter	20.20	17.83
Fiscal year 2013:
First quarter	$16.24	$14.51
Second quarter	18.00	15.20
Third quarter	16.95	14.14
Fourth quarter	20.12	14.92
The high and low sale prices reported in the first quarter of 2015 through March 4, 2015 were $20.09 and $18.02 respectively, and the last sale price reported on March 4, 2015, was $18.46. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.
As of March 5, 2015, there were approximately 17,000 beneficial holders of Safeguard’s common stock.
The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2009 through December 31, 2014 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indexes, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indexes.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2009.

Item 6. Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2014. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this report. The historical results presented herein may not be indicative of future results.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$111,897	$139,318	$66,029	$83,187	$183,419
Short-term marketable securities	25,263	38,250	110,957	158,098	42,411
Long-term marketable securities	19,365	6,088	29,059	16,287	—
Restricted marketable securities	—	5	10	12,265	16,774
Cash held in escrow	—	—	6,434	6,433	6,434
Working capital	132,287	170,956	178,577	245,420	197,769
Total assets	318,454	345,996	374,144	406,636	336,545
Convertible senior debentures	50,563	49,948	48,991	45,694	75,919
Other long-term liabilities	3,507	3,683	3,921	4,146	5,311
Total equity	257,827	284,661	313,971	348,280	246,431

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
General and administrative expense	$18,970	$21,644	$19,473	$21,168	$20,847
Operating loss	(18,970)	(21,644)	(19,473)	(21,168)	(20,847)
Other income (loss), net	31,657	383	9,338	(6,145)	74,809
Interest income	1,901	2,646	2,926	1,424	718
Interest expense	(4,402)	(4,303)	(5,636)	(5,971)	(5,737)
Equity income (loss)	(15,335)	(12,607)	(26,517)	142,457	(22,334)
Net income (loss) before income taxes	(5,149)	(35,525)	(39,362)	110,597	26,609
Income tax benefit (expense)	—	—	—	—	—
Net income (loss)	$(5,149)	$(35,525)	$(39,362)	$110,597	$26,609

Net income (loss) per share:
Basic	$(0.25)	$(1.66)	$(1.88)	$5.33	$1.30
Diluted	$(0.25)	$(1.66)	$(1.88)	$4.74	$1.24
Weighted average shares used in computing net income (loss) per share:
Basic	20,975	21,362	20,974	20,764	20,535
Diluted	20,975	21,362	20,974	24,522	21,507

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
Healthcare — companies focused principally on medical technology (“MedTech”), including diagnostics and devices; and healthcare technology (“HealthTech”). Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and
Technology — companies focused principally on digital media; financial technology (“FinTech”); and Enterprise 3.0, which includes mobile technology, cloud, the “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies using one of the following methods: consolidation, fair value, equity, or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of December 31, 2014 and for each of the three years in the period then ended, we did not hold a controlling interest in any of our partner companies.

Fair Value Method. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. We accounted for our holdings in NuPathe Inc., a former publicly traded partner company, under the fair value method of accounting. As of December 31, 2014, we did not account for any of our partner companies under the fair value method.
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
Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies and legacy private equity funds were as follows:

	Year Ended December 31,
Accounting Method	2014	2013	2012
	(In millions)
Equity	$—	$12.9	$5.0
Cost	0.1	0.3	0.4
Total	$0.1	$13.2	$5.4

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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 12 to our Consolidated Financial Statements). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.
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

Results of Operations

Effective December 31, 2014, we operate in two reportable segments: Healthcare and Technology. We no longer present the operations of Penn Mezzanine as a separate reportable operating segment because we do not separately evaluate Penn Mezzanine financial results for purposes of making operating decisions and assessing performance. The results of Penn Mezzanine are now reported within corporate operations under Other items. The amounts, discussion, and presentation of our reportable segments reflect this restatement for all years presented in this Annual Report on Form 10-K.
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
Other items include certain expenses which are not identifiable to the operations of our operating segments. Other items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, interest income, interest expense, other income (loss), equity income (loss) related to our private equity holdings and income taxes. Other items also include interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity interests in which we participate with Penn Mezzanine as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine.
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

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Healthcare	$27,876	$(32,563)	$(6,660)
Technology	(10,831)	20,899	(119)
Total segments	17,045	(11,664)	(6,779)
Other items:
Corporate operations	(22,194)	(23,861)	(32,583)
Income tax benefit (expense)	—	—	—
Total other items	(22,194)	(23,861)	(32,583)
Net loss	$(5,149)	$(35,525)	$(39,362)

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
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of December 31, 2014. Certain entities which may have been partner companies in previous periods are omitted if, as of December 31, 2014, they had been sold or are no longer considered a partner company.
Healthcare
The following active partner companies as of December 31, 2014 were included in Healthcare:

	Safeguard Primary Ownership as of December 31,
Partner Company	2014	2013	2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	40.2%	Equity
Dabo Health, Inc.	15.3%	8.0%	NA	Cost
Good Start Genetics, Inc.	29.9%	30.0%	30.0%	Equity
InfoBionic, Inc.	27.8%	NA	NA	Equity
Medivo, Inc.	34.5%	34.5%	30.0%	Equity
NovaSom, Inc.	31.7%	30.3%	30.3%	Equity
Propeller Health, Inc.	24.6%	NA	NA	Equity
Putney, Inc.	28.3%	27.6%	27.6%	Equity
Quantia, Inc.	42.3%	35.1%	NA	Equity
Syapse, Inc.	27.0%	NA	NA	Equity
Trice Medical™	31.9%	NA	NA	Equity
Results for the Healthcare segment were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Other income (loss), net	$31,820	$(857)	$19,884
Equity loss	(3,944)	(31,706)	(26,544)
Net income (loss)	$27,876	$(32,563)	$(6,660)

Year ended December 31, 2014 versus year ended December 31, 2013
Other Income (Loss), Net. Other income (loss), net increased $32.7 million for the year ended December 31, 2014, compared to the prior year. The increase was primarily due to the recognition of gains of $27.4 million and $3.0 million on the sales of former cost method partner company Crescendo Bioscience, Inc. and former fair value method partner company NuPathe, respectively, in February 2014. The increase also related to the recognition of a gain of $1.5 million on the sale of our interests in former cost method partner company Sotera Wireless in April 2014. Other income (loss), net for the year ended December 31, 2013 reflected an unrealized loss of $0.9 million on the mark-to-market of our holdings in NuPathe.
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
Equity loss for the Healthcare segment decreased $27.8 million for the year ended December 31, 2014 compared to the prior year.  The decrease was primarily due to the recognition of a gain of $15.7 million on the sale of former equity method partner company Alverix, Inc. in January 2014 and an impairment charge for the year ended December 31, 2013 of $11.2 million related to PixelOptics, a former equity method partner company. The decrease in equity loss was also due to smaller losses incurred by partner companies included in the Healthcare segment partially offset by a $1.7 million adjustment related to the change in revenue recognition accounting at a partner company as discussed below.

Our share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity loss in the Consolidated Statements of Operations.  In the year ended December 31, 2014, the amount related to prior periods for a specific partner company was $1.7 million, of which $1.4 million related to 2013 and $0.3 million related to 2012. The adjustments are primarily related to a change in revenue recognition accounting at the partner company. We evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the year ended December 31, 2014.  Based on this evaluation, we concluded that these adjustments were not material to our Consolidated Financial Statements.

Year ended December 31, 2013 versus year ended December 31, 2012
Other Income (Loss), Net. Other income (loss), net decreased $20.7 million for the year ended December 31, 2013, compared to the prior year. Other income (loss), net for the year ended December 31, 2013 reflected a $0.9 million unrealized loss on the mark-to-market of our holdings in NuPathe. Other income (loss), net for the year ended December 31, 2012 reflected an $11.0 million unrealized gain on the mark-to-market of our holdings in NuPathe, a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of former partner company Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010, as well as a $5.6 million gain related to the achievement of the initial milestone associated with the Avid transaction. These gains were partially offset by an impairment charge of $0.3 million on available-for-sale holdings.
Equity Loss. Equity loss for the Healthcare segment increased $5.2 million for the year ended December 31, 2013, compared to the prior year. We recognized impairment charges of $11.2 million and $5.0 million related to PixelOptics in the years ended December 31, 2013 and 2012, respectively. The net increase in impairment charges was partially offset by smaller losses incurred by partner companies in the Healthcare segment in the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Technology
The following active partner companies as of December 31, 2014 were included in Technology:

	Safeguard Primary Ownership as of December 31,
Partner Company	2014	2013	2012	Accounting Method
AppFirst, Inc.	34.3%	34.3%	35.0%	Equity
Apprenda, Inc.	21.6%	22.0%	NA	Equity
Beyond.com, Inc.	38.2%	38.2%	38.3%	Equity
Bridgevine, Inc.	17.2%	22.7%	21.7%	Cost (1)
Clutch Holdings, Inc.	29.6%	24.0%	NA	Equity
DriveFactor, Inc.	40.6%	40.6%	35.4%	Equity
Hoopla Software, Inc.	25.6%	25.3%	25.3%	Equity
Lumesis, Inc.	45.7%	44.2%	31.6%	Equity
MediaMath, Inc.	20.7%	22.5%	22.2%	Equity
Pneuron Corporation	27.6%	27.6%	NA	Equity
Spongecell, Inc.	23.0%	23.0%	23.1%	Equity
Transactis, Inc.	24.8%	NA	NA	Equity
WebLinc, Inc.	29.2%	NA	NA	Equity

(1) In the second quarter of 2014, our ownership interest in Bridgevine decreased from 22.7% to 17.3%, below the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for Bridgevine from the equity method to the cost method.

Results for the Technology segment were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Equity income (loss)	$(10,831)	$20,899	$(119)
Net income (loss)	$(10,831)	$20,899	$(119)
Year ended December 31, 2014 versus year ended December 31, 2013
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
Equity income (loss) for the Technology segment decreased $31.7 million for the year ended December 31, 2014, compared to the prior year. Equity income (loss) for the year ended December 31, 2013 included the recognition of a gain of $32.7 million on the sale of former partner company ThingWorx, Inc. to PTC, Inc. in December 2013. The decrease was also due to an increase in losses incurred by partner companies included in the Technology segment partially offset by a $7.0 million unrealized gain on the decrease of our percentage ownership interest in MediaMath in the year ended December 31, 2014.
Year ended December 31, 2013 versus year ended December 31, 2012
Equity Income (Loss). Equity income (loss) for the Technology segment increased $21.0 million for the year ended December 31, 2013, compared to the prior year. The increase primarily related to the recognition of a gain of $32.7 million on the sale of former partner company ThingWorx to PTC in December 2013. The year ended December 31, 2012 included gains of $3.4 million and $1.9 million associated with the receipt of the escrowed proceeds and the achievement of performance milestones related to the sale of former partner company, Portico Systems, Inc., respectively. The year ended December 31, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of former partner company SafeCentral, Inc. The increase was partially offset by an increase in the number of partner companies included within the Technology segment, all of which incurred net losses.
Corporate Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
General and administrative expense	$(16,961)	$(19,731)	$(17,351)
Stock-based compensation	(1,935)	(1,821)	(2,014)
Depreciation	(74)	(92)	(108)
Interest income	1,901	2,646	2,926
Interest expense	(4,402)	(4,303)	(5,636)
Other income (loss), net	(163)	1,240	(10,546)
Equity income (loss)	(560)	(1,800)	146
Net loss	$(22,194)	$(23,861)	$(32,583)
Corporate Operations includes interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity interests in which we participate with Penn Mezzanine as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. We have determined that we will not be making any further new capital deployments in connection with Penn Mezzanine lending activities. We will continue to collect principal and interest payments from our existing participating interests in Penn Mezzanine loans.

Year ended December 31, 2014 versus year ended December 31, 2013
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal and accounting. General and administrative expenses decreased $2.8 million for the year ended December 31, 2014 compared to the prior year primarily due to a decrease of $1.6 million in costs associated with a transitional services agreement with our previous Chief Executive Officer, a decrease in severance expense of $0.9 million related to another former executive and a decrease of $0.6 million in professional fees. These decreases were partially offset by an increase in employee costs of $0.3 million.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. Stock-based compensation increased $0.1 million for the year ended December 31, 2014, compared to the prior year due to a $0.2 million increase in expense related to performance-based awards and a $0.1 million increase in expense related to service-based awards, which were partially offset by a $0.2 million decrease in expense related to market-based awards.
Interest Income. Interest income includes all interest earned on cash and marketable securities balances, interest earned on note receivable balances from our partner companies as well as mezzanine loans in which we participate with Penn Mezzanine. Interest income decreased $0.7 million for the year ended December 31, 2014, compared to the prior year. The decrease was primarily attributable to lower average cash and marketable securities balances, lower average note receivable balances with our partner companies and the repayment of mezzanine loans in which we participate with Penn Mezzanine.

Interest Expense. Interest expense is primarily related to our convertible senior debentures. Interest expense remained relatively consistent compared to the prior year.
Other Income (Loss), Net. Other income (loss), net for the year ended December 31, 2014 included a loss on the sale of one of our Penn Mezzanine equity interests of $0.3 million. Other income (loss), net for the year ended December 31, 2013 included a gain of $1.1 million on the mark-to-market of our Penn Mezzanine warrant participations and a gain on the sale of one of our Penn Mezzanine equity interest participations of $0.5 million, partially offset by an impairment charge associated with our Penn Mezzanine equity and loan participations of $0.3 million and an impairment charge of $0.3 million related to our interest in a legacy private equity fund.
Equity Income (Loss). Equity income (loss) consists of our private equity holdings accounted for under the equity method. Equity income (loss) for the year ended December 31, 2014 included losses of $0.6 million associated with our interest in the management company of Penn Mezzanine. Equity income (loss) for the year ended December 31, 2013 included an impairment charge of $1.8 million and losses of $0.3 million associated with our interest in the management company of Penn Mezzanine, partially offset by a $0.3 million gain upon distribution from one of our private equity holdings.
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
Interest Income. Interest income decreased $0.3 million for the year ended December 31, 2013, compared to the prior year. The decrease was primarily attributable to lower average cash and marketable securities balances, lower average note receivable balances with our partner companies and the repayment of mezzanine loans in which we participate with Penn Mezzanine.

Interest Expense. The decrease in interest expense of $1.3 million in the year ended December 31, 2013 compared to the prior year was due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.
Other Income (Loss), Net.  Other income (loss), net for the year ended December 31, 2013 included a gain of $1.1 million on the mark-to-market of our Penn Mezzanine warrant participations and a gain on the sale of one of our Penn Mezzanine equity interest participations of $0.5 million, partially offset by an impairment charge associated with our Penn Mezzanine equity and loan participations of $0.3 million and an impairment charge of $0.3 million related to our interest in a legacy private equity fund. Other income (loss), net for the year ended December 31, 2012 included a $7.9 million loss on the repurchase of substantially all of our 2014 Debentures, an impairment charge of $2.5 million associated with our Penn Mezzanine equity, warrant and loan participations, and an impairment charge of $0.4 million related to our interest in a legacy private equity fund, partially offset by a gain of $0.2 million on the mark-to-market of our Penn Mezzanine warrant participations.
Equity Income (Loss). Equity income (loss) for the year ended December 31, 2013 included an impairment charge of $1.8 million and losses of $0.3 million associated with our interest in the management company of Penn Mezzanine, partially offset by a $0.3 million gain upon distribution from one of our private equity holdings. Equity income (loss) for the year ended December 31, 2012 included a $0.5 million gain upon distribution from one of our private equity holdings, partially offset by a loss of $0.3 million associated with our interest in the management company of Penn Mezzanine.
Income Tax Benefit (Expense)
Our consolidated net income tax (expense) benefit for 2014, 2013 and 2012 was $0.0 million in each year. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax (expense) benefit that would have been recognized in each year was offset by changes in the valuation allowance.
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
As of December 31, 2014, we had $111.9 million of cash and cash equivalents and $44.6 million of marketable securities for a total of $156.5 million.
In April 2014, we sold our ownership interest in Sotera Wireless for approximately $4.2 million in cash proceeds.
In February 2014, Crescendo Bioscience was acquired by Myriad Genetics, Inc. We received $38.4 million in cash proceeds in connection with the transaction, excluding $2.9 million, net of claims paid through December 31, 2014, which will be held in escrow until approximately May 2015.
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

For the year ended December 31, 2014, we received cash proceeds of $4.7 million from the repayment of loan participations receivable and $1.3 million from the sale of equity interests initiated by Penn Mezzanine.
In December 2013, ThingWorx was acquired by PTC. We received cash proceeds of $36.4 million, excluding $4.1 million which will be held in escrow until December 2015. Depending on the achievement of certain milestones, we may receive up to an additional $6.5 million in connection with the transaction.
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
Depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54.0 million by the end of 2018 related to the December 2010 sale of our former partner company Avid. We presently view it as unlikely that we will receive any significant portion of such amount in the short or long-term.

We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at December 31, 2014 was $19.82. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In February 2014, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of our outstanding common stock. During the year ended December 31, 2014, we repurchased 1.2 million shares at an aggregate cost of $25.0 million. This share repurchase program was completed in May 2014.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions,we are required to maintain all of our depository and operating accounts at the bank. The credit facility, as amended December 22, 2014, matures on December 21, 2015. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under our revolving credit facility at December 31, 2014 was $18.7 million.
At December 31, 2014, we had committed capital of approximately $0.2 million to private equity funds. These commitments are expected to be funded in the next 12 months.
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Since 2001 and through December 31, 2014, we have received a total of $17.0 million in payments on the loan. The carrying value of the loan at December 31, 2014 was zero. We received payments of $0.1 million on this loan agreement in 2014 and did not receive any payments in 2013 or 2012.
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2014. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
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
For the reasons we have presented above, we believe our cash and cash equivalents at December 31, 2014, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash used in operating activities	$(20,189)	$(21,221)	$(16,525)
Net cash provided by investing activities	16,956	90,258	3,116
Net cash provided by (used in) financing activities	(24,188)	4,252	(3,749)
	$(27,421)	$73,289	$(17,158)
Net Cash Used In Operating Activities

Year ended December 31, 2014 versus year ended December 31, 2013. Net cash used in operating activities decreased $1.0 million in 2014 compared to the prior year. The decrease was primarily related to a decrease in cash used for professional fees of $1.4 million and a decrease in cash severance payments of $0.9 million. These decreases were partially offset by an increase of $1.1 million related to final payments associated with a transitional services agreement with our previous Chief Executive Officer and an increase of $0.4 million in cash used for management incentive plan payments.

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
Net Cash Provided by Investing Activities

Year ended December 31, 2014 versus year ended December 31, 2013. Net cash provided by investing activities decreased by $73.3 million for the year ended December 31, 2014 compared to the prior year. The decrease primarily related to a $95.7 million decrease in cash proceeds from the net change in marketable securities, a $17.6 million increase in acquisitions of ownership interests in companies and a decrease in proceeds from the sale of discontinued operations of $6.4 million which related to the release of escrow funds in June 2013. These decreases were partially offset by a $43.8 million increase in proceeds from the sales of and distributions from companies and funds, primarily related to the 2014 sales of our interests in Crescendo Bioscience, Alverix, NuPathe and Sotera Wireless, and an increase of $3.0 million in repayments of advances and loans to companies.

Year ended December 31, 2013 versus year ended December 31, 2012. Net cash provided by investing activities increased $87.1 million in 2013 compared to the prior year. The increase primarily related to a $61.1 million increase in cash received from the net change in marketable securities, an increase of $21.4 million in proceeds from sales of and distributions from companies and funds, primarily related to the 2013 sale of our interests in ThingWorx, an increase in proceeds from the sale of discontinued operations of $6.4 million which related to the release of escrow funds in June 2013, a decrease in acquisitions of ownership interests in companies of $4.3 million and a decrease in advances and loans to companies of $3.2 million. These increases were partially offset by a $7.7 million decrease from the release in 2012 of cash from escrow as a result of the repurchase of the 2014 Debentures and a decrease of $1.6 million related to repayments of advances to partner companies.
Net Cash Provided by (Used In) Financing Activities

Year ended December 31, 2014 versus year ended December 31, 2013. Net cash provided by (used in) financing activities decreased $28.4 million in 2014 compared to the prior year. The decrease primarily related to $25.0 million in repurchases of our common stock, the repurchase of $0.4 million of our 2024 Debentures and a $3.1 million decrease in the proceeds received from the exercise of stock options.

Year ended December 31, 2013 versus year ended December 31, 2012. Net cash provided by (used in) financing activities increased $8.0 million in 2013 compared to the prior year. The increase related to the cash outflow of $58.7 million associated with the repurchase of the 2014 Debentures in 2012 as well as $1.8 million in costs associated with the issuance of our 2018 Debentures in 2012 partially offset by the issuance of $55.0 million in the face amount of our 2018 Debentures. The increase also related to a $2.7 million increase in the proceeds received from the exercise of stock options.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2014, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2015	2016 and 2017	2018 and 2019	After 2019
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures (a)	$55.0	$—	$—	$55.0	$—
Interest payments on long-term debt	10.1	2.9	5.8	1.4	—
Operating leases	0.4	0.4	—	—	—
Funding commitments (b)	0.2	0.2	—	—	—
Potential clawback liabilities (c)	1.3	1.0	—	0.3	—
Other long-term obligations (d)	3.3	0.8	1.6	0.9	—
Total Contractual Cash Obligations	$70.3	$5.3	$7.4	$57.6	$—

	Amount of Commitment Expiration by Period
	Total	2015	2016 and 2017	2018 and 2019	After 2019
	(In millions)
Other Commitments:
Letters of credit (e)	$6.3	$—	$—	$6.3	$—

(a)	We have outstanding $55.0 million of our 5.25% convertible senior debentures due May 15, 2018.

(b)	This represents funding commitments to private equity funds based on estimated timing of capital calls provided to us by the funds' management.

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2014.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $3.0 million at December 31, 2014.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2014, we had $55.0 million outstanding of our 5.25% convertible senior debentures due May 15, 2018.

Liabilities	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at December 31, 2014
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$—	$—	$55.0	$70.8
Fixed interest rate	5.25%	5.25%	5.25%	5.25%			5.25%

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 6, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 6, 2015

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$111,897	$139,318
Marketable securities	25,263	38,250
Prepaid expenses and other current assets	1,684	1,562
Total current assets	138,844	179,130
Property and equipment, net	123	138
Ownership interests in and advances to partner companies (of which $0 and $20,057 are measured at fair value at December 31, 2014 and 2013, respectively)	154,192	148,579
Loan participations receivable	3,855	8,135
Long-term marketable securities	19,365	6,088
Other assets	2,075	3,926
Total Assets	$318,454	$345,996
LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$—	$470
Accounts payable	226	245
Accrued compensation and benefits	3,997	5,028
Accrued expenses and other current liabilities	2,334	2,431
Total current liabilities	6,557	8,174
Other long-term liabilities	3,507	3,683
Convertible senior debentures—non-current	50,563	49,478
Total Liabilities	60,627	61,335
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 and 21,553 shares issued at December 31, 2014 and 2013, respectively	2,157	2,155
Additional paid-in capital	819,757	822,103
Treasury stock, at cost; 921 and 4 shares at December 31, 2014 and 2013, respectively	(19,341)	—
Accumulated deficit	(544,746)	(539,597)
Total Equity	257,827	284,661
Total Liabilities and Equity	$318,454	$345,996
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
General and administrative expense	$18,970	$21,644	$19,473
Operating loss	(18,970)	(21,644)	(19,473)
Other income (loss), net	31,657	383	9,338
Interest income	1,901	2,646	2,926
Interest expense	(4,402)	(4,303)	(5,636)
Equity loss	(15,335)	(12,607)	(26,517)
Net loss before income taxes	(5,149)	(35,525)	(39,362)
Income tax benefit (expense)	—	—	—
Net loss	$(5,149)	$(35,525)	$(39,362)
Net loss per share:
Basic	$(0.25)	$(1.66)	$(1.88)
Diluted	$(0.25)	$(1.66)	$(1.88)
Weighted average shares used in computing net loss per share:
Basic	20,975	21,362	20,974
Diluted	20,975	21,362	20,974
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(5,149)	$(35,525)	$(39,362)
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	(14)	(43)	4,388
Reclassification adjustment for gain from available-for-sale securities changed to fair value	—	—	(4,607)
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net loss	14	43	260
Total comprehensive loss	$(5,149)	$(35,525)	$(39,321)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

			Accumulated Other Comprehensive Income (Loss)
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2011	$348,280	$(464,710)	$(41)	20,752	$2,075	$810,956	—	$—
Net loss	(39,362)	(39,362)	—	—	—	—	—	—
Stock options exercised, net	1,741	—	—	181	19	1,722	—	—
Issuance of restricted stock, net	94	—	—	35	3	91	—	—
Stock-based compensation expense	2,014	—	—	—	—	2,014	—	—
Repurchase of equity component of convertible senior debentures	(5,283)	—	—	—	—	(5,283)	—	—
Equity component of convertible senior debentures issued, net of issuance costs	6,446	—	—	—	—	6,446	—	—
Other comprehensive income	41	—	41	—	—	—	—	—
Balance — December 31, 2012	313,971	(504,072)	—	20,968	2,097	815,946	—	—
Net loss	(35,525)	(35,525)	—	—	—	—	—	—
Stock options exercised, net	4,417	—	—	559	55	4,261	(7)	101
Issuance of restricted stock, net	99	—	—	26	3	75	3	21
Stock-based compensation expense	1,821	—	—	—	—	1,821	—	—
Repurchase of common stock	(122)	—	—	—	—	—	8	(122)
Balance — December 31, 2013	284,661	(539,597)	—	21,553	2,155	822,103	4	—
Net loss	(5,149)	(5,149)	—	—	—	—	—	—
Stock options exercised, net	1,289	—	—	18	2	(2,716)	(198)	4,003
Issuance of restricted stock, net	98	—	—	—	—	(1,594)	(79)	1,692
Stock-based compensation expense	1,935	—	—	—	—	1,935	—	—
Repurchase of common stock	(25,036)	—	—	—	—	—	1,194	(25,036)
Conversion of convertible senior debentures to common stock	29	—	—	2	—	29	—	—
Balance — December 31, 2014	$257,827	$(544,746)	$—	21,573	$2,157	$819,757	921	$(19,341)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(5,149)	$(35,525)	$(39,362)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	74	92	108
Amortization of debt discount	1,085	995	726
Equity loss	15,335	12,607	26,517
Other (income) loss, net	(31,657)	(383)	(9,338)
Stock-based compensation expense	1,935	1,821	2,014
Changes in assets and liabilities:
Accounts receivable, net	(369)	(1,194)	(418)
Accounts payable, accrued expenses, and other	(1,443)	366	3,228
Net cash used in operating activities	(20,189)	(21,221)	(16,525)
Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies	(59,476)	(41,838)	(46,100)
Proceeds from sales of and distributions from companies	82,822	38,974	17,596
Advances and loans to companies	(10,968)	(10,464)	(13,665)
Repayment of advances and loans to companies	4,684	1,651	3,214
Increase in marketable securities	(55,594)	(69,883)	(242,023)
Decrease in marketable securities	55,410	165,379	276,392
Release of restricted cash equivalents for interest on convertible senior debentures	5	—	7,701
Capital expenditures	(59)	(37)	(73)
Proceeds from sale of discontinued operations, net	—	6,434	—
Other, net	132	42	74
Net cash provided by investing activities	16,956	90,258	3,116
Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debentures	—	—	55,000
Repurchase of convertible senior debentures	(441)	(43)	(58,703)
Costs of issuance of convertible senior debentures	—	—	(1,790)
Issuance of Company common stock, net	1,289	4,417	1,744
Repurchase of Company common stock	(25,036)	(122)	—
Net cash provided by (used in) financing activities	(24,188)	4,252	(3,749)
Net change in cash and cash equivalents	(27,421)	73,289	(17,158)
Cash and cash equivalents at beginning of period	139,318	66,029	83,187
Cash and cash equivalents at end of period	$111,897	$139,318	$66,029
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Safeguard (the "Company") and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany accounts and transactions are eliminated in consolidation.
Principles of Accounting for Ownership Interests in Companies
The Company accounts for its interests in its partner companies using one of the following methods: consolidation, fair value, equity, or cost. The accounting method applied is generally determined by the degree of the Company's influence over the entity, primarily determined by our voting interest in the entity.
In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its partner companies in the form of promissory notes which are included in the Ownership interests in and advances to partner companies line item in the Consolidated Balance Sheets.
Consolidation Method. The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net income (loss) attributable to non-controlling interest in the Statements of Operations. Net income (loss) attributable to non-controlling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2014 and for each of the three years in the period then ended, the Company did not hold a controlling interest in any of its partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of the Company's holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. The Company accounted for its holdings in NuPathe Inc., a former publicly traded partner company, under the fair value method of accounting. As of December 31, 2014, the Company did not account for any of its partner companies under the fair value method.
Equity Method. The Company accounts for partner companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the Company’s Consolidated Financial Statements; however, the Company’s share of the income or loss of such partner company is reflected in Equity income (loss) in the Consolidated Statements of Operations. The Company includes the carrying value of equity method partner companies in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method partner companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method partner companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these partner companies.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2014, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.
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
Financial Instruments
The Company’s financial instruments (principally cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost.
Accounting for Participating Interests in Mezzanine Loans Receivable and Related Equity Interests
The Company’s participating interests in Penn Mezzanine loans are included in Loan participations receivable on the Consolidated Balance Sheets. On a periodic basis, but no less frequently than at the end of each quarter, the Company evaluates the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. The Company maintains an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon management’s analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the individual borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. The Company’s analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The Company does not accrue interest when a loan is considered impaired. All cash receipts from an impaired loan are applied to reduce the original principal amount of such loan until the principal has been fully recovered and would be recognized as interest income thereafter.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Impairment charges related to equity method partner companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies and funds are included in Other income (loss), net in the Consolidated Statements of Operations.
The reduced cost basis of a previously impaired partner company is not written-up if circumstances suggest the value of the company has subsequently recovered.
Income Taxes
The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period of the enactment date. The Company provides a valuation allowance against the net deferred tax asset for amounts which are not considered more likely than not to be realized.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	December 31, 2014	December 31, 2013
	(In thousands)
Fair value	$—	$20,057
Equity Method:
Partner companies	134,861	108,872
Private equity funds	1,128	1,766
	135,989	110,638
Cost Method:
Partner companies	6,774	13,480
Private equity funds	2,364	2,418
	9,138	15,898
Advances to partner companies	9,065	1,986
	$154,192	$148,579
Loan participations receivable	$3,855	$8,135

The Company’s share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity income (loss) on the Consolidated Statements of Operations.  For the year ended December 31, 2014, adjustments at a partner company primarily related to revenue recognition amounted to $1.7 million, of which $1.4 million related to 2013 and $0.3 million related to 2012. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the year ended December 31, 2014.  Based on this evaluation, management concluded that these adjustments were not material to the Company’s Consolidated Financial Statements.
The Company recognized impairment charges of $11.2 million and $5.0 million related to PixelOptics, Inc., formerly an equity method partner company, for the years ended December 31, 2013 and 2012, respectively, which are reflected in Equity income (loss) in the Consolidated Statements of Operations. The impairments were based on PixelOptics' inability to raise additional capital to continue its operations. On November 4, 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The adjusted carrying value of PixelOptics is $0 and the Company believes it will not recover any of its capital.

The Company recognized an impairment charge of $1.8 million for the year ended December 31, 2013 related to its interest in the management company of Penn Mezzanine which is reflected in Equity income (loss) in the Consolidated Statements of Operations. The Company has determined that it will not be making any further new capital deployments in connection with Penn Mezzanine lending activities.
For the years ended December 31, 2014, 2013 and 2012, the Company received cash proceeds of $4.7 million, $1.3 million and $2.5 million, respectively, from the repayment of loan participations receivable initiated by Penn Mezzanine. For the years ended December 31, 2014 and 2013, the Company received cash proceeds of $1.3 million and $0.8 million, respectively, from the sale of equity interests initiated by Penn Mezzanine. The Company recognized impairment charges of $0.3 million and $2.5 million related to its Penn Mezzanine debt and equity participations for the years ended December 31, 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statements of Operations.
The Company recognized impairment charges of $0.1 million, $0.3 million and $0.4 million related to its interest in a legacy private equity fund for the years ended December 31, 2014, 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statement of Operations.

In April 2014, the Company sold its ownership interests in Sotera Wireless, Inc., formerly a cost method partner company. The Company received $4.2 million in cash proceeds in connection with the transaction and recognized a gain of $1.5 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2014.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2014, Crescendo Bioscience, Inc., formerly a cost method partner company, was acquired by Myriad Genetics, Inc. The Company received $38.4 million in cash proceeds in connection with the transaction, excluding $2.9 million, net of claims paid through December 31, 2014, which will be held in escrow until approximately May 2015. The Company recognized a gain of $27.4 million on the transaction, which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2014.
In February 2014, NuPathe, formerly a fair value method partner company, was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. The Company received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of certain milestones, the Company may receive up to an additional $24.2 million. The Company recognized a gain of $3.0 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company recognized an unrealized loss of $0.9 million and an unrealized gain of $11.0 million, respectively, on the mark-to-market of its holdings in NuPathe, which are included in Other income (loss), net in the Consolidated Statements of Operations.

In January 2014, Alverix, Inc., formerly an equity method partner company, was acquired by Becton, Dickinson and Company. The Company received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow until approximately July 2015. The Company recognized a gain of $15.7 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2014.

In the second quarter of 2014, the Company’s primary ownership interest in Bridgevine, Inc. decreased from 22.7% to 17.3%.  As a result, the Company recognized an unrealized loss of $0.1 million which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2014.

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

The following unaudited summarized balance sheets for PixelOptics at June 30, 2013 and December 31, 2012 and the results of operations for the six months ended June 30, 2013 and 2012, have been compiled from the financial statements of PixelOptics.  The results of PixelOptics are reported on a one quarter lag basis.

	As of June 30,	As of December 31,
	2013	2012
	(In thousands)
Balance Sheets:
Current assets	$285	$323
Non-current assets	4,588	5,259
Total assets	$4,873	$5,582
Current liabilities	$56,721	$34,184
Non-current liabilities	1,818	10,228
Shareholders’ equity	(53,666)	(38,830)
Total liabilities and shareholders’ equity	$4,873	$5,582

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
	(In thousands)
Results of Operations:
Revenue	$800	$1,092
Operating loss	$(12,219)	$(32,225)
Net loss	$(14,838)	$(35,472)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarized balance sheets for NuPathe at September 30, 2013 and December 31, 2012 and the results of operations for the nine months ended September 30, 2013 and the year ended December 31, 2012, have been compiled from the financial statements of NuPathe.

	As of September 30,	As of December 31,
	2013	2012
	(In thousands)
Balance Sheets:
Current assets	$11,281	$23,020
Non-current assets	10,140	7,587
Total assets	$21,421	$30,607
Current liabilities	$8,411	$3,173
Non-current liabilities	5,802	24,421
Shareholders’ equity	7,208	3,013
Total liabilities and shareholders’ equity	$21,421	$30,607

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
	(In thousands)
Results of Operations:
Revenue	$—	$—
Operating loss	$(17,238)	$(21,033)
Net loss	$(30,417)	$(37,784)

The following summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2014 and 2013 and for each of the three years ended December 31, 2014, 2013 and 2012 has been compiled from the financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The financial information below does not include information pertaining to PixelOptics or NuPathe.

	As of December 31,
	2014	2013
	(In thousands)
Balance Sheets:
Current assets	$312,621	$221,001
Non-current assets	90,469	90,042
Total assets	$403,090	$311,043
Current liabilities	$163,016	$153,398
Non-current liabilities	80,050	75,324
Shareholders’ equity	160,024	82,321
Total liabilities and shareholders’ equity	$403,090	$311,043
As of December 31, 2014, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $94.0 million. Of this excess, $70.7 million was allocated to goodwill and $23.3 million was allocated to intangible assets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Results of Operations:
Revenue	$320,702	$273,764	$191,928
Gross profit	$102,803	$123,234	$90,876
Net loss	$(108,458)	$(63,452)	$(79,662)
3. Acquisitions of Ownership Interests in Partner Companies
In December 2014, the Company funded $0.3 million of a convertible bridge loan to Noble Medical, LLC ("Noble"). The Company had previously deployed $0.5 million in Noble. Noble has developed a platform to change patient behaviors through digital health interventions at the point of care. The Company accounts for its interest in Noble under the cost method.
In November and May 2014, the Company deployed an aggregate of $1.3 million into Dabo Health, Inc. The Company had previously deployed $0.8 million in Dabo Health. Dabo Health provides the healthcare community with an online visualization platform to view and track improvement in key performance metrics, collaborate across hospitals and healthcare systems, and identify and share learnings. The Company accounts for its interest in Dabo Health under the cost method.
In November and March 2014, the Company acquired a 27.8% interest in InfoBionic, Inc. for an aggregate of $8.0 million. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
During 2014, the Company funded an aggregate of $5.1 million of convertible bridge loans to Quantia, Inc. The Company had previously deployed an aggregate of $7.5 million in Quantia. Quantia provides a mobile and web-based physician relationship management platform, QuantiaMD, which enables principal participants in healthcare to reach and engage high-value physicians in ways that ultimately reduce costs, save time, and improve quality of care. The Company accounts for its interest in Quantia under the equity method.
In September and July 2014, the Company acquired a 31.9% interest in Trice Medical™ for an aggregate of $5.0 million. Trice Medical is a diagnostics company focused on micro invasive technologies. The Company accounts for its interest in Trice Medical under the equity method.
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
In August 2014, the Company acquired a 29.2% interest in WebLinc, Inc. for $6.0 million. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
In June 2014, the Company acquired a 27.0% interest in Syapse, Inc. for $5.8 million. Syapse is a software company that enables healthcare providers to deploy precision medicine programs. The Company accounts for its interest in Syapse under the equity method.
In June and April 2014, the Company deployed an aggregate of $5.0 million into Putney, Inc. The Company had previously deployed $10.0 million in Putney. Putney is a pet pharmaceutical company focused on developing high-quality generic prescription medicines for pets. The Company accounts for its interest in Putney under the equity method.
In May and January 2014, the Company deployed an aggregate of $1.7 million into Lumesis, Inc. The Company had previously deployed an aggregate of $3.9 million in Lumesis. Lumesis is a technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method.
In May 2014, the Company funded $0.1 million into New York Digital Health Accelerator II in exchange for a 12.5% limited partnership interest in the fund which is run by the New York eHealth Collaborative and the New York City Investment Fund for early- and growth-stage digital health companies that are developing technology products in care coordination, patient

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

engagement, analytics and message alerts for healthcare providers. The Company accounts for its interest in New York Digital Health Accelerator II under the equity method.
In May 2014, the Company deployed an additional $2.0 million into Clutch Holdings, Inc. ("Clutch"). The Company had previously deployed an aggregate of $5.5 million in Clutch. Clutch is a leading provider of Consumer Management technology that delivers customer intelligence and customer engagement solutions to premium brands. The Company accounts for its interest in Clutch under the equity method.
In May 2014, the Company funded $1.1 million of a convertible bridge loan to NovaSom, Inc. The Company had previously deployed $20.0 million in NovaSom. NovaSom is a medical device company that has developed an FDA-cleared wireless home sleep test for Obstructive Sleep Apnea called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
In May 2014, the Company deployed an additional $7.0 million into MediaMath, Inc. In connection with the May 2014 financing, the Company’s primary ownership interest decreased from 22.5% to 20.6%.  As a result, the Company recognized an unrealized gain of $7.0 million which is reflected in Equity income (loss) in the Consolidated Statements of Operations. The Company had previously deployed an aggregate of $18.6 million in MediaMath. MediaMath is a global technology company that is leading the movement to revolutionize traditional marketing and drive transformative results for marketers through its TerminalOne Marketing Operating System™. The Company accounts for its interest in MediaMath under the equity method.
In May 2014, the Company funded $2.1 million of a convertible bridge loan to AppFirst, Inc. The Company had previously deployed $6.5 million in AppFirst. AppFirst's technology provides global organizations the ability to achieve unmatched visibility into the real-time relationships between distributed applications and the global assets which support their execution. The Company accounts for its interest in AppFirst under the equity method.
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
In January 2014, the Company deployed an additional $1.4 million into Hoopla Software, Inc. ("Hoopla"). The Company had previously deployed an aggregate of $1.8 million in Hoopla. Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. The Company accounts for its interest in Hoopla under the equity method.
In November 2013, the Company acquired a 22.0% interest in Apprenda, Inc. for $12.1 million. Apprenda is an enterprise platform-as-a-service company powering the next generation of enterprise software development in public, private and hybrid clouds. The Company accounts for its ownership interest in Apprenda under the equity method.
In September and June 2013, the Company funded an aggregate of $0.6 million of convertible bridge loans to Alverix, Inc. The Company had previously deployed an aggregate of $8.8 million in Alverix. In January 2014, the Company sold its equity and debt interests in Alverix for $15.7 million. The Company accounted for its interest in Alverix under the equity method.
In August 2013, the Company deployed an additional $1.1 million in DriveFactor, Inc. The Company previously deployed an aggregate of $3.5 million in DriveFactor. DriveFactor provides auto insurance companies and original equipment manufacturers with a SaaS platform for telematics-driven usage based insurance and rewards programs. The Company accounts for its interest in DriveFactor under the equity method.
In July 2013, the Company funded $1.0 million of a convertible bridge loan to Crescendo Bioscience, Inc. The Company previously had acquired an interest in Crescendo Bioscience in December 2012 for $10.0 million. In February 2014, the Company sold its equity interest in Crescendo Bioscience for $38.4 million. The Company accounted for its interest in Crescendo Bioscience under the cost method.
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
During the year ended December 31, 2013, the Company funded an aggregate of $5.3 million of a convertible bridge loan to PixelOptics. The Company previously deployed an aggregate of $31.6 million in PixelOptics. The Company fully impaired

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

its ownership interest in PixelOptics in 2013 based on PixelOptics' inability to raise additional capital to continue its operations. The adjusted carrying value of PixelOptics at December 31, 2014 was $0. The Company accounted for its interest in PixelOptics under the equity method.
In June 2013, the Company deployed an additional $5.3 million in Medivo, Inc. The Company had previously deployed $6.3 million in Medivo. Medivo's mission is to improve the health of patients by using lab data and analytics to enable better treatment decisions. The Company accounts for its interest in Medivo under the equity method.
In February 2013, the Company acquired a 27.6% interest in Pneuron Corporation for $5.0 million. Pneuron enables organizations to rapidly solve business problems through a distributed approach that cuts across data, applications and processes. The Company accounts for its ownership interest in Pneuron under the equity method.
 In October and March 2012, the Company deployed an additional $5.2 million in Good Start Genetics, Inc. The Company had previously deployed $6.8 million in Good Start Genetics. Good Start Genetics is a commercial-stage molecular genetic information company focused on transforming the standard of care in reproductive medicine by providing physicians and their patients with clinically relevant and actionable information concerning inherited genetic disorders. The Company accounts for its interest in Good Start Genetics under the equity method.
In October 2012, the Company purchased 2,500 preferred stock units and warrants to purchase 2.5 million shares of common stock from NuPathe for $5.0 million. The preferred stock was converted into 2.5 million shares of common stock of NuPathe in February 2013. The Company previously deployed $18.3 million in NuPathe. In February 2014, the Company sold its equity interest in NuPathe for $23.1 million. The Company accounted for its ownership interest in NuPathe under the fair value method.
In September 2012, the Company deployed an additional $5.0 million in ThingWorx. The Company previously deployed $5.0 million in ThingWorx in February 2011. In December 2013, the Company sold its equity interest in ThingWorx for $36.4 million. The Company accounted for its interest in ThingWorx under the equity method.

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
In February 2012, the Company acquired a 23.1% ownership interest in Spongecell, Inc. for $10.0 million. Spongecell is a programmatic creative solution that leverages data-driven technology to automate the production and delivery of high-quality ads at scale across display, mobile and video. The Company accounts for its ownership interest in Spongecell under the equity method.
4. Fair Value Measurements
The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s Consolidated Balance Sheets are categorized as follows:
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the carrying value and fair value of certain financial assets of the Company measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Carrying Value	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$111,897	$111,897	$—	$—
Warrant participations	61	—	—	61
Marketable securities—held-to-maturity:
Commercial paper	$6,596	$6,596	$—	$—
U.S. Treasury Bills	1,503	1,503	—	—
Government agency bonds	503	503	—	—
Certificates of deposit	36,026	36,026	—	—
Total marketable securities	$44,628	$44,628	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$139,318	$139,318	$—	$—
Ownership interest in common stock of NuPathe	16,874	16,874	—	—
Ownership interest in warrants and options of NuPathe	3,183	—	—	3,183
Warrant participations	1,563	—	—	1,563
Marketable securities—held-to-maturity:
Commercial paper	$13,599	$13,599	$—	$—
U.S. Treasury Bills	8,014	8,014	—	—
Government agency bonds	9,945	9,945	—	—
Certificates of deposit	12,780	12,780	—	—
Total marketable securities	$44,338	$44,338	$—	$—
As of December 31, 2014, $25.3 million of marketable securities had contractual maturities which were less than one year and $19.4 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company recorded an impairment charge of $11.2 million related to PixelOptics, formerly an equity method partner company, for the year ended December 31, 2013 measured as the amount by which PixelOptics’ carrying value exceeded its estimated fair value.  On November 4, 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The carrying value of the Company’s equity ownership in PixelOptics is $0 and the Company believes it will not recover any of its capital.
The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies. The Company recognized a gain of $1.1 million associated with mark-to-market adjustment related to its warrant participations with Penn Mezzanine for the year ended December 31, 2013, which is reflected in Other income (loss), net in the Consolidated Statements of Operations.
The Company recognized an impairment charge of $1.8 million related to its ownership interest in the management company of Penn Mezzanine for the year ended December 31, 2013. The inputs and valuation techniques used were primarily an evaluation of the future cash flows associated with the Company's interest in the management company of Penn Mezzanine.
The Company recorded an impairment charge of $0.3 million related to its Penn Mezzanine debt and equity participations for the year ended December 31, 2013 measured as the amount by which the carrying value of the Company’s participation in the debt and equity interests acquired by Penn Mezzanine exceeded their estimated fair values. The fair market values of the Company's participating interests in debt and equity acquired by Penn Mezzanine were determined based on Level

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3 inputs as defined above. The inputs and valuation techniques used included discounted cash flows and valuations of comparable public companies.
The Company recognized impairment charges of $0.1 million and $0.3 million related to a legacy private equity fund for the years ended December 31, 2014 and 2013, respectively, measured as the amount by which the carrying value of the Company’s interest in the fund exceeded its estimated fair value. The fair market value of the Company’s interest in the fund was determined to be $1.6 million at December 31, 2014 based on the fair value of the Company’s pro rata portion of the fund’s net assets, which is a Level 3 input under the fair value hierarchy.
5. Convertible Debentures and Credit Arrangements
The carrying values of the Company’s convertible senior debentures were as follows:

	As of December 31,
	2014	2013
	(In thousands)
Convertible senior debentures due 2018	$50,563	$49,478
Convertible senior debentures due 2024	—	441
Convertible senior debentures due 2014	—	29
	50,563	49,948
Less: current portion	—	(470)
Convertible senior debentures — non-current	$50,563	$49,478
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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2014 was $19.82.

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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2014, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $70.8 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2014, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $4.4 million and the net carrying value of the liability component was $50.6 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $1.1 million and $1.0 million of such expense for the years ended December 31, 2014 and 2013, respectively. The effective interest rate on the 2018 Debentures is 8.7%.
Convertible Senior Debentures due 2024
In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the "2024 Debentures"). The Company repurchased or redeemed all of the remaining 2024 Debentures in the second quarter of 2014.
Convertible Senior Debentures due 2014
In 2010, the Company issued an aggregate of $46.9 million of the 2014 Debentures. In November 2012, the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest. The remaining $29 thousand outstanding principal amount of the 2014 Debentures was converted into the Company's common stock in March 2014.

Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts at the bank. The credit facility, as amended December 22, 2014, matures on December 21, 2015. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at December 31, 2014 was $18.7 million.
6. Equity
In February 2014, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2014, the Company repurchased 1.2 million shares at an aggregate cost of $25.0 million. This share repurchase program was completed in May 2014.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Stock-Based Compensation
Equity Compensation Plans
In May 2014, the Company’s shareholders approved an amendment and restatement of the 2004 Equity Compensation Plan to increase the number of shares of common stock reserved for issuance by 2.2 million shares, to rename the plan the 2014 Equity Compensation Plan, and to make certain other clarifying changes and updates to the plan. The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2013, the Company issued 70 thousand options outside of existing plans as inducement awards in accordance with New York Stock Exchange rules. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2014, the Company had reserved 4.6 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan, and other previously expired equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
General and administrative expense	$1,935	$1,821	$2,014
	$1,935	$1,821	$2,014
At December 31, 2014, the Company had outstanding options that vest based on three different types of vesting schedules:
1) market-based;
2) performance-based; and
3) service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the years ended December 31, 2014, 2013 and 2012, the Company did not issue any market-based awards to employees. During the year ended December 31, 2014, 22 thousand market-based awards vested. No market-based awards vested during 2013 or 2012. During the years ended December 31, 2014, 2013 and 2012, respectively, 155 thousand, 554 thousand and 6 thousand market-based awards were canceled or forfeited. The Company recorded compensation expense related to market-based awards of $0.0 million, $0.2 million and $0.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. There is no further expense to be recognized related to market-based awards. Depending on the Company’s stock performance, the maximum number of unvested shares at December 31, 2014 attainable under these grants was 226 thousand shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the years ended December 31, 2014, 2013 and 2012, respectively, the Company issued 8 thousand, 67 thousand and 180 thousand performance-based awards to employees. During the years ended December 31, 2014, 2013 and 2012, 7 thousand, 0 thousand and 14 thousand performance-based awards vested. During the years ended December 31, 2014, 2013 and 2012, respectively, 16 thousand, 398 thousand and 6 thousand performance-based awards were canceled or forfeited. The Company recorded compensation expense related to performance-based awards of $0.1 million, $0.0 million and $0.2 million for the years ended December 31, 2014, 2013 and

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012, respectively. The maximum number of unvested shares at December 31, 2014 attainable under these grants was 462 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2014, 2013 and 2012, respectively, the Company issued 23 thousand, 52 thousand and 113 thousand service-based awards to employees. During the years ended December 31, 2014, 2013 and 2012, respectively, 8 thousand, 14 thousand and 1 thousand service-based awards were canceled or forfeited. The Company recorded compensation expense related to these awards of $0.3 million, $0.5 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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

	Year Ended December 31,
	2014	2013	2012
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	32%	52%	56%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	1.7%	1.3%	0.8%
	Year Ended December 31,
	2014	2013	2012
Performance-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	32%	46%	55%
Average expected option life	4.8 years	4.7 years	5.5 years
Risk-free interest rate	1.7%	1.8%	0.8%
The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2014, 2013 and 2012 was $7.02, $6.83 and $7.45 per share, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2011	3,218	$10.32
Options granted	293	14.91
Options exercised	(211)	10.22
Options canceled/forfeited	(13)	13.48
Outstanding at December 31, 2012	3,287	10.72
Options granted	120	15.61
Options exercised	(612)	8.44
Options canceled/forfeited	(967)	9.38
Outstanding at December 31, 2013	1,828	12.51
Options granted	31	19.38
Options exercised	(365)	11.48
Options canceled/forfeited	(178)	13.58
Outstanding at December 31, 2014	1,316	12.81	3.99	$9,402
Options exercisable at December 31, 2014	537	12.13	2.54	4,201
Options vested and expected to vest at December 31, 2014	964	12.33	2.65	7,350
Shares available for future grant	2,638
The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $3.9 million and $1.2 million, respectively.
At December 31, 2014, total unrecognized compensation cost related to non-vested service-based stock options was $0.6 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.
At December 31, 2014, the Company had recognized all compensation cost related to market-based stock options.
At December 31, 2014, total unrecognized compensation cost related to non-vested performance-based stock options was $0.5 million. That cost is expected to be recognized over a weighted-average period of 3.2 years but would be accelerated if stock price targets are achieved earlier than estimated.
During the years ended December 31, 2014, 2013 and 2012, respectively, the Company issued 119 thousand, 83 thousand and 90 thousand performance-based stock units to employees which vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based option awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the years ended December 31, 2014, 2013 and 2012, respectively, the Company issued 59 thousand, 28 thousand and 30 thousand restricted shares to employees. The 2013 and 2012 restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in equal monthly installments over the next three years. The 2014 restricted shares vest 25% on March 1, 2016 and in twelve quarterly installments thereafter, commencing on March 15, 2016.
Under the 2014 performance-based award plan, once performance-based awards are fully vested, participants are entitled to receive cash payments equal to their performance grant values in excess of target capital returns described above.
During the years ended December 31, 2014, 2013, and 2012, respectively, the Company issued 46 thousand, 48 thousand and 25 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2014, 2013 and 2012, the Company granted 8 thousand, 8 thousand and 5 thousand shares, respectively, to members of its advisory boards, and recorded compensation expense of $0.1 million in each year related to these awards.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $1.5 million, $1.1 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2014 was $4.1 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $1.1 million and $0.9 million, respectively.
Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2012	347	$13.85
Granted	167	17.45
Vested	(67)	16.73
Forfeited	(130)	13.35
Unvested at December 31, 2013	317	15.34
Granted	231	19.67
Vested	(78)	17.91
Forfeited	(15)	15.61
Unvested at December 31, 2014	455	17.09
8. Other Income (Loss), Net

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loss on repurchase of convertible debentures	$—	$—	$(7,895)
Gain on sale of ownership interests in companies and funds, net	31,835	—	9,004
Gain (loss) on mark-to-market of holdings in fair value method partner companies	—	(915)	11,035
Impairment charges on cost method partner companies and private equity funds	(54)	(250)	(350)
Gain on mark-to-market of Penn Mezzanine warrants	—	1,146	264
Impairment charges on Penn Mezzanine loan and equity participations	—	(295)	(2,489)
Other than temporary impairment on available-for-sale securities	(14)	(43)	(260)
Other	(110)	740	29
	$31,657	$383	$9,338

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2014, 2013 and 2012.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Statutory tax (benefit) expense	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
Stock-based compensation	1.5	0.2	0.2
Nondeductible expenses	2.9	0.1	0.1
Valuation allowance	30.6	34.7	34.7
	0.0%	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$68,557	$59,045
Tax loss and credit carryforwards	76,766	82,403
Accrued expenses	1,484	2,043
Stock-based compensation	4,761	5,005
Other	1,353	1,560
	152,921	150,056
Valuation allowance	(152,921)	(150,056)
Net deferred tax asset	$—	$—
As of December 31, 2014, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $208.2 million. These carryforwards expire as follows:

Total
(In thousands)
2015	$—
2016	—
2017	—
2018	—
2019 and thereafter	208,201
$208,201
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2014, 2013 and 2012.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2011 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2014 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.
10. Net Loss Per Share
The calculations of net loss per share were:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Basic:
Net loss	$(5,149)	$(35,525)	$(39,362)
Weighted average common shares outstanding	20,975	21,362	20,974
Net loss per share	$(0.25)	$(1.66)	$(1.88)
Diluted:
Net loss	$(5,149)	$(35,525)	$(39,362)
Weighted average common shares outstanding	20,975	21,362	20,974
Net loss per share	$(0.25)	$(1.66)	$(1.88)
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
Diluted loss per share for the years ended December 31, 2014, 2013 and 2012 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At December 31, 2014, 2013 and 2012, options to purchase 1.3 million, 1.8 million and 3.3 million shares of common stock, respectively, at prices ranging from $7.14 to $19.95 per share, $3.93 to $18.80 per share and $3.93 to $18.80 per share, respectively, were excluded from the calculation.

•
At December 31, 2014, unvested restricted stock units, performance-based stock units and DSUs convertible into 0.5 million shares of stock were excluded from the calculations. At December 31, 2013 and 2012, unvested restricted stock units, performance-based stock units and DSUs convertible into 0.3 million shares of stock were excluded from the calculations.

•	For the years ended December 31, 2014, 2013, and 2012, 3.0 million shares of common stock representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Related Party Transactions
In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Through December 31, 2014, the Company recognized impairment charges against the loan of $15.7 million. Since 2001 and through December 31, 2014, the Company has received a total of $17.0 million in payments on the loan. The carrying value of the loan at December 31, 2014 was zero. The Company received payments of $0.1 million on this loan agreement in 2014 and did not receive any payments on this loan agreement in 2013 or 2012.
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
The Company leases its corporate headquarters under a lease expiring in 2015 and office equipment under leases expiring at various dates to 2017. Total rental expense under operating leases was $0.6 million for each of the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, the Company has future minimum lease payments of $0.4 million for the year ending December 31, 2015 under non-cancelable operating leases with initial or remaining terms of one year or more.
The Company had outstanding guarantees of $3.8 million at December 31, 2014 which related to one of the Company's private equity holdings.
The Company also has committed capital of approximately $0.2 million to other private equity funds. These commitments are expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2014. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.5 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2014.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at December 31, 2014.
13. Supplemental Cash Flow Information
During the years ended December 31, 2014 and 2013, the Company converted $2.7 million and $1.8 million, respectively, of advances to partner companies into ownership interests in partner companies. Cash paid for interest in the years ended December 31, 2014 and 2013 was $2.9 million. Cash paid for interest in the year ended December 31, 2012 was $0.8 million. In addition, during the year ended December 31, 2012, interest payments of $4.8 million on the 2014 Debentures were made using restricted cash equivalents. Cash paid for taxes in the years ended December 31, 2014, 2013 and 2012 was $0.0 million in each year.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Operating Segments

Effective December 31, 2014, the Company operates in two reportable segments: Healthcare and Technology. The Company no longer presents the operations of Penn Mezzanine as a separate reportable operating segment because management of the Company does not separately evaluate Penn Mezzanine financial results for purposes of making operating decisions and assessing performance. The results of Penn Mezzanine are now reported within corporate operations under Other Items. The amounts, discussion, and presentation of the Company's reportable segments reflect this restatement for all years presented.
As of December 31, 2014, the Company held interests in 24 non-consolidated partner companies which are included in the Healthcare and Technology segments. The Company’s active partner companies as of December 31, 2014 by segment were as follows for the years ended December 31, 2014, 2013 and 2012:

Healthcare

	Safeguard Primary Ownership as of December 31,
Partner Company	2014	2013	2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	40.2%	Equity
Dabo Health, Inc.	15.3%	8.0%	NA	Cost
Good Start Genetics, Inc.	29.9%	30.0%	30.0%	Equity
InfoBionic, Inc.	27.8%	NA	NA	Equity
Medivo, Inc.	34.5%	34.5%	30.0%	Equity
NovaSom, Inc.	31.7%	30.3%	30.3%	Equity
Propeller Health, Inc.	24.6%	NA	NA	Equity
Putney, Inc.	28.3%	27.6%	27.6%	Equity
Quantia, Inc.	42.3%	35.1%	NA	Equity
Syapse, Inc.	27.0%	NA	NA	Equity
Trice Medical™	31.9%	NA	NA	Equity

Technology

	Safeguard Primary Ownership as of December 31,
Partner Company	2014	2013	2012	Accounting Method
AppFirst, Inc.	34.3%	34.3%	35.0%	Equity
Apprenda, Inc.	21.6%	22.0%	NA	Equity
Beyond.com, Inc.	38.2%	38.2%	38.3%	Equity
Bridgevine, Inc.	17.2%	22.7%	21.7%	Cost (1)
Clutch Holdings, Inc.	29.6%	24.0%	NA	Equity
DriveFactor, Inc.	40.6%	40.6%	35.4%	Equity
Hoopla Software, Inc.	25.6%	25.3%	25.3%	Equity
Lumesis, Inc.	45.7%	44.2%	31.6%	Equity
MediaMath, Inc.	20.7%	22.5%	22.2%	Equity
Pneuron Corporation	27.6%	27.6%	NA	Equity
Spongecell, Inc.	23.0%	23.0%	23.1%	Equity
Transactis, Inc.	24.8%	NA	NA	Equity
WebLinc, Inc.	29.2%	NA	NA	Equity

(1) In the second quarter of 2014, the Company’s ownership interest in Bridgevine decreased from 22.7% to 17.3%, below the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for Bridgevine from the equity method to the cost method.

Results of the Healthcare and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with fair value method and cost method partner companies and the gains or losses on the sale of the interests in their respective partner companies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management evaluates the Healthcare and Technology segments’ performance based on net income (loss) which is impacted by the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges and gain (loss) on the sale of the interests in equity and cost method partner companies.
Other Items include certain expenses which are not identifiable to the operations of the Company’s operating segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, including legal and finance, interest income, interest expense and other income (loss), equity income (loss) related to certain private equity fund ownership interests and income taxes. Other items also include interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity participation interests in which the Company participates with Penn Mezzanine as well as equity income (loss) associated with the Company's interest in the management company and general partner of Penn Mezzanine.
As of December 31, 2014 and 2013, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities of $156.5 million and $183.7 million at December 31, 2014 and 2013, respectively.
The following represents segment data from operations:

	For the Year Ended December 31, 2014
	Healthcare	Technology	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(18,970)	$(18,970)
Other income (loss), net	31,820	—	31,820	(163)	31,657
Interest income	—	—	—	1,901	1,901
Equity loss	(3,944)	(10,831)	(14,775)	(560)	(15,335)
Net income (loss)	27,876	(10,831)	17,045	(22,194)	(5,149)
Segment Assets:
December 31, 2014	62,292	88,408	150,700	167,754	318,454

	For the Year Ended December 31, 2013
	Healthcare	Technology	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(21,644)	$(21,644)
Other income (loss), net	(857)	—	(857)	1,240	383
Interest income	—	—	—	2,646	2,646
Equity income (loss)	(31,706)	20,899	(10,807)	(1,800)	(12,607)
Net income (loss)	(32,563)	20,899	(11,664)	(23,861)	(35,525)
Segment Assets:
December 31, 2013	74,939	69,471	144,410	201,586	345,996

	For the Year Ended December 31, 2012
	Healthcare	Technology	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(19,473)	$(19,473)
Other income (loss), net	19,884	—	19,884	(10,546)	9,338
Interest income	—	—	—	2,926	2,926
Equity income (loss)	(26,544)	(119)	(26,663)	146	(26,517)
Net loss	(6,660)	(119)	(6,779)	(32,583)	(39,362)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net loss from Other Items was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Corporate operations	$(22,194)	$(23,861)	$(32,583)
Income tax benefit (expense)	—	—	—
	$(22,194)	$(23,861)	$(32,583)
15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014:
General and administrative expense	$5,239	$5,069	$4,177	$4,485
Operating loss	(5,239)	(5,069)	(4,177)	(4,485)
Other income (loss), net	30,374	1,452	(246)	77
Interest income	470	542	482	407
Interest expense	(1,094)	(1,098)	(1,103)	(1,107)
Equity income (loss)	6,808	(3,175)	(8,962)	(10,006)
Net income (loss) before income taxes	31,319	(7,348)	(14,006)	(15,114)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$31,319	$(7,348)	$(14,006)	$(15,114)
Net income (loss) per share (a)
Basic	$1.44	$(0.35)	$(0.68)	$(0.73)
Diluted	$1.29	$(0.35)	$(0.68)	$(0.73)
2013:
General and administrative expense	$5,374	$6,715	$4,835	$4,720
Operating loss	(5,374)	(6,715)	(4,835)	(4,720)
Other income (loss), net	757	(2,724)	(4,224)	6,574
Interest income	734	790	572	550
Interest expense	(1,069)	(1,074)	(1,077)	(1,083)
Equity income (loss)	(6,987)	(18,400)	(9,866)	22,646
Net income (loss) before income taxes	(11,939)	(28,123)	(19,430)	23,967
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(11,939)	$(28,123)	$(19,430)	$23,967
Net income (loss) per share (a)
Basic	$(0.57)	$(1.33)	$(0.90)	$1.10
Diluted	$(0.57)	$(1.33)	$(0.90)	$0.99

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Subsequent Events

On February 11, 2015, the Company entered into an agreement effective as of February 2, 2015 for the lease of the Company’s new principal executive offices to be located at 170 Radnor Chester Road, Radnor, Pennsylvania. The term of the lease is estimated to commence on November 1, 2015, the date the Company expects to take possession of the leased property, and will extend through April 30, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 are functioning effectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board and members of our Advisory Board receive equity grants for their service on our Board and Advisory Board, respectively. Members of our Board also receive deferred stock unit ("DSU") awards and are eligible to defer directors’ fees and receive DSUs with a value equal to the directors’ fees deferred and matching DSUs equal to 25% of the directors’ fees deferred.
Our 2001 Associates Equity Compensation Plan (“2001 Plan”) provided for the grant of nonqualified stock options, stock appreciation rights, restricted stock, performance units, and other stock-based awards to employees, consultants or advisors of Safeguard and its subsidiaries, provided that no grants could be made under this plan to executive officers or directors of Safeguard. Under the NYSE rules that were in effect at the time this plan was adopted in 2001, shareholder approval of the plan was not required. Except for the persons eligible to participate in the 2001 Plan and the inability to grant incentive stock options under the 2001 Plan, the terms of the 2001 Plan are substantially the same as the other equity compensation plans approved by our shareholders (which are described herein or have been described in previous filings).
A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2014, 171,224 shares were subject to outstanding options and performance stock units ("PSUs"), no shares were available for future issuance, and 543,707 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that have not yet expired or otherwise become unexercisable continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.
During 2007, 2008, 2011 and 2013, the Compensation Committee granted “employee inducement” awards to four newly hired executives. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 571,666 shares of Safeguard common stock. All of these “employee inducement” awards were granted with a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. 455,416 of such awards were granted with an eight-year term and 116,250 of such awards were granted with a 10-year term. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2014, 142,916 shares are subject to time-based vesting, with an aggregate of 33,543 shares vesting on the first anniversary of the grant date and 100,623 shares vesting in 36 equal monthly installments thereafter, and 2,188 shares vesting on the second anniversary of the grant date and 6,562 shares vesting in 36 equal monthly installments thereafter. Of the remaining shares underlying the “employee inducement” awards that were outstanding at December 31, 2014, 312,500 vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price and 116,250 vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the market-based vesting or capital-return based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.
The following table provides information as of December 31, 2014 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders (3)	1,201,933	$13.9482	2,637,940
Equity compensation plans not approved by security holders (4)	742,890	$11.7935	—
Total	1,944,823	$12.8049	2,637,940

(1)	Includes a total of 529,337 shares underlying PSUs and DSUs awarded for no consideration and 99,633 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 628,970 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Includes awards granted under the 2001 Plan and 571,666 “employee inducement” awards.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/2014	3.1
3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Compensation Summary — Non-employee Directors	Form 10-K 3/7/14	10.6
10.7.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.7.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.7.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3

10.8.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.9.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1
10.10.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.11.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.11.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.11.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.11.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.11.5	Fourth Loan Modification Agreement dated as of December 22, 2014, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/23/14	10.1
10.12	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.13	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
99.1 †	Unaudited Financial Statements of PixelOptics	—	—
99.2 †	Unaudited Condensed Financial Statements of PixelOptics	—	—
101
The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets - December 31, 2014 and 2013; (ii) Consolidated Statements of Operations - Years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss - Years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Equity - Years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.
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
Dated: March 6, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEPHEN T. ZARRILLI	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
Stephen T. Zarrilli
JEFFREY B. MCGROARTY	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
Jeffrey B. McGroarty
MARA G. ASPINALL	Director	March 6, 2015
Mara G. Aspinall
JULIE A. DOBSON	Director	March 6, 2015
Julie A. Dobson
ANDREW E. LIETZ	Chairman of the Board of Directors	March 6, 2015
Andrew E. Lietz
GEORGE MACKENZIE	Director	March 6, 2015
George MacKenzie
JACK L. MESSMAN	Director	March 6, 2015
Jack L. Messman
JOHN J. ROBERTS	Director	March 6, 2015
John J. Roberts
ROBERT J. ROSENTHAL	Director	March 6, 2015
Robert J. Rosenthal