Form 10-Q
period 2015-03-31
SAFEGUARD SCIENTIFICS INC
filed 2015-04-24
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes  ☐    No  ☑
Number of shares outstanding as of April 22, 2015
Common Stock 20,708,867

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$85,086	$111,897
Marketable securities	24,475	25,263
Prepaid expenses and other current assets	1,721	1,684
Total current assets	111,282	138,844
Property and equipment, net	218	123
Ownership interests in and advances to partner companies	165,421	154,192
Loan participations receivable	3,851	3,855
Long-term marketable securities	20,657	19,365
Other assets	2,009	2,075
Total Assets	$303,438	$318,454
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$227	$226
Accrued compensation and benefits	1,688	3,997
Accrued expenses and other current liabilities	3,055	2,334
Total current liabilities	4,970	6,557
Other long-term liabilities	3,558	3,507
Convertible senior debentures	50,850	50,563
Total Liabilities	59,378	60,627
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2015 and December 31, 2014	2,157	2,157
Additional paid-in capital	819,423	819,757
Treasury stock, at cost; 865 and 921 shares at March 31, 2015 and December 31, 2014, respectively	(18,171)	(19,341)
Accumulated deficit	(559,349)	(544,746)
Total Equity	244,060	257,827
Total Liabilities and Equity	$303,438	$318,454
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2015	2014
General and administrative expense	$4,880	$5,239
Operating loss	(4,880)	(5,239)
Other income (loss), net	(388)	30,374
Interest income	449	470
Interest expense	(1,122)	(1,094)
Equity income (loss)	(8,662)	6,808
Net income (loss) before income taxes	(14,603)	31,319
Income tax benefit (expense)	—	—
Net income (loss)	$(14,603)	$31,319

Net income (loss) per share:
Basic	$(0.70)	$1.44
Diluted	$(0.70)	$1.29
Weighted average shares used in computing income (loss) per share :
Basic	20,861	21,687
Diluted	20,861	25,121

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – In thousands)

	Three months ended March 31,
	2015	2014
Net income (loss)	$(14,603)	$31,319
Other comprehensive income (loss), before taxes:
Unrealized net loss on available-for-sale securities	—	(3)
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	—	3
Total comprehensive income (loss)	$(14,603)	$31,319
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net cash used in operating activities	$(6,481)	$(7,816)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	2,192	77,187
Acquisitions of ownership interests in companies	(14,129)	(5,361)
Advances and loans to companies	(8,338)	(528)
Repayment of advances and loans to companies	28	1,962
Increase in marketable securities	(9,337)	(16,400)
Decrease in marketable securities	8,815	18,914
Capital expenditures	(110)	(11)
Other	—	5
Net cash provided by (used in) investing activities	(20,879)	75,768
Cash Flows from Financing Activities:
Issuance of Company common stock, net	549	522
Repurchase of Company common stock	—	(8,040)
Net cash provided by (used in) financing activities	549	(7,518)
Net change in cash and cash equivalents	(26,811)	60,434
Cash and cash equivalents at beginning of period	111,897	139,318
Cash and cash equivalents at end of period	$85,086	$199,752
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

		Accumulated Deficit	Common Stock		Additional Paid-in Capital	Treasury Stock
	Total		Shares	Amount		Shares	Amount
Balance - December 31, 2014	$257,827	$(544,746)	21,573	$2,157	$819,757	921	$(19,341)
Net loss	(14,603)	(14,603)	—	—	—	—	—
Stock options exercised, net	549	—	—	—	(411)	(46)	960
Issuance of restricted stock, net	30	—	—	—	(180)	(10)	210
Stock-based compensation expense	257	—	—	—	257	—	—
Balance - March 31, 2015	$244,060	$(559,349)	21,573	$2,157	$819,423	865	$(18,171)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	March 31, 2015	December 31, 2014
	(Unaudited - In thousands)
Equity Method:
Partner companies	$140,096	$134,861
Private equity funds	1,133	1,128
	141,229	135,989
Cost Method:
Partner companies	5,024	6,774
Private equity funds	2,215	2,364
	7,239	9,138
Advances to partner companies	16,953	9,065
	$165,421	$154,192
Loan participations receivable	$3,851	$3,855

The Company recognized an impairment charge of $2.3 million in the three months ended March 31, 2015 related to Dabo Health, Inc. which is reflected in Other income (loss), net in the Consolidated Statements of Operations. The impairment was based on the decision of the Company and other shareholders not to continue to fund Dabo Health's operations. The adjusted carrying value of Dabo Health at March 31, 2015 was $0. The Company believes it is unlikely it will recover any of its capital.

In February 2014, Crescendo Bioscience, Inc., formerly a cost method partner company, was acquired by Myriad Genetics, Inc. The Company received $38.4 million in initial cash proceeds in connection with the transaction. The Company recognized a gain of $27.4 million on the transaction, which is included in Other income (loss), net in the Consolidated Statements of Operations for the three months ended March 31, 2014. In March 2015, the Company received $2.0 million which was released from escrow resulting in a gain of $2.0 million which is included in Other income (loss), net in the Consolidated Statements of Operations for the three months ended March 31, 2015. As of March 31, 2015, $0.9 million remains in escrow pending the resolution of indemnification claims by the buyer.
In February 2014, NuPathe Inc., formerly a fair value method partner company, was acquired by Teva Pharmaceutical Industries Ltd. for $3.65 per share in cash. In addition to the upfront cash payment, NuPathe shareholders received rights to receive additional cash payments of up to $3.15 per share if specified milestones are achieved over time. The Company received initial net cash proceeds of $23.1 million as a result of the transaction. Depending on the achievement of certain milestones, the Company may receive up to an additional $24.2 million. The Company recognized a gain of $3.0 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the three months ended March 31, 2014.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2014, Alverix, Inc., formerly an equity method partner company, was acquired by Becton, Dickinson and Company. The Company received cash proceeds of $15.7 million, excluding $1.7 million which will be held in escrow until approximately July 2015. The Company recognized a gain of $15.7 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2014.

The Company’s share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity income (loss) on the Consolidated Statements of Operations.  In the three months ended March 31, 2014, adjustments at a partner company primarily related to revenue recognition amounted to $1.7 million, of which $1.4 million related to 2013 and $0.3 million related to 2012. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the three months ended March 31, 2014.  Based on this evaluation, management concluded that these adjustments were not material to the Company’s Consolidated Financial Statements.

3. Acquisitions of Ownership Interests in Partner Companies
During the first quarter of 2015, the Company funded an aggregate of $1.7 million of a convertible bridge loan to Quantia, Inc. The Company had previously deployed an aggregate of $12.5 million in Quantia. Quantia provides a mobile and web-based physician relationship management platform, QuantiaMD, which enables principal participants in healthcare to reach and engage high-value physicians in ways that ultimately reduce costs, save time, and improve quality of care. The Company accounts for its interest in Quantia under the equity method.
In March 2015, the Company funded $4.0 million of a convertible bridge loan to Spongecell, Inc. The Company had previously deployed $10.0 million in Spongecell. Spongecell is a programmatic creative solution that leverages data-driven technology to automate the production and delivery of high-quality ads at scale across display, mobile and video. The Company accounts for its ownership interest in Spongecell under the equity method.
In March 2015, the Company deployed an additional $0.3 million into Dabo Health. The Company had previously deployed $2.0 million in Dabo Health. The Company accounts for its interest in Dabo Health under the cost method. Following its impairment in the first quarter of 2015, the adjusted carrying value of Dabo Health at March 31, 2015 was $0.
In March 2015, the Company funded $0.8 million of a convertible bridge loan to AdvantEdge Healthcare Solutions, Inc. ("AdvantEdge"). The Company had previously deployed $15.3 million in AdvantEdge. AdvantEdge is a provider of physician billing and practice management services and software to hospital-based physician groups, large office-based physician practices, and ambulatory surgery centers. The Company accounts for its interest in AdvantEdge under the equity method.
During the first quarter of 2015, the Company funded an aggregate of $0.8 million of convertible bridge loans to AppFirst, Inc. The Company had previously deployed $8.6 million in AppFirst. AppFirst's technology provides global organizations the ability to achieve unmatched visibility into the real-time relationships between distributed applications and the global assets which support their execution. The Company accounts for its interest in AppFirst under the equity method.
In February 2015, the Company funded $0.8 million of a convertible bridge loan to Clutch Holdings, Inc. ("Clutch"). The Company had previously deployed an aggregate of $7.5 million in Clutch. Clutch is a leading provider of Consumer Management technology that delivers customer intelligence and customer engagement solutions to premium brands. The Company accounts for its interest in Clutch under the equity method.
In February 2015, the Company acquired a 30.1% interest in CloudMine, Inc. for $2.9 million. CloudMine is an enterprise mobility company that provides a HIPAA-compliant managed mobility solution to accelerate development, eliminate maintenance and standardize cross-organizational mobile IT. The Company accounts for its interest in CloudMine under the equity method.
In January 2015, the Company acquired a 19.9% interest in Aventura, Inc. for $6.0 million. Aventura is a leader in healthcare workflow optimization software solutions. The Company accounts for its interest in Aventura under the equity method.
In January 2015, the Company acquired a 25.4% interest in Full Measure Education, Inc. ("Full Measure") for $4.0 million. Full Measure enables student success through a comprehensive technology-based communications platform. The Company accounts for its interest in Full Measure under the equity method.
In January 2015, the Company deployed an additional $1.1 million into Trice Medical, Inc. The Company had previously deployed $5.0 million in Trice Medical. Trice Medical is a diagnostics company focused on micro invasive technologies. The Company accounts for its interest in Trice Medical under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Carrying Value	Fair Value Measurement at March 31, 2015
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$85,086	$85,086	$—	$—
Marketable securities—held-to-maturity:
Commercial paper	$2,899	$2,899	$—	$—
U.S. treasury bills	1,503	1,503	—	—
Government agency bonds	502	502	—	—
Certificates of deposit	40,228	40,228	—	—
Total marketable securities	$45,132	$45,132	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$111,897	$111,897	$—	$—
Marketable securities—held-to-maturity:
Commercial paper	$6,596	$6,596	$—	$—
U.S. treasury bills	1,503	1,503	—	—
Government agency bonds	503	503	—	—
Certificates of deposit	36,026	36,026	—	—
Total marketable securities	$44,628	$44,628	$—	$—
As of March 31, 2015, $24.5 million of marketable securities had contractual maturities which were less than one year and $20.7 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company recorded an impairment charge of $2.3 million related to Dabo Health in the three months ended March 31, 2015, measured as the amount by which Dabo Health's carrying value exceeded its estimated fair value. The fair market value of the Company's equity ownership in Dabo Health was determined to be $0 at March 31, 2015 based on Level 3 inputs as defined above.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures and Credit Arrangements
Convertible Senior Debentures
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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of the Company’s common stock at March 31, 2015 was $18.08.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At March 31, 2015, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $65.9 million, based on the midpoint of the bid and ask prices as of such date. At March 31, 2015, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $4.2 million and the net carrying value of the liability component was $50.8 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.3 million of such expense for the three months ended March 31, 2015 and 2014. The effective interest rate on the 2018 Debentures is 8.7%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts at the bank. The credit facility, as amended December 22, 2014, matures on December 21, 2015. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at March 31, 2015 was $18.7 million.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited - In thousands)
General and administrative expense	$257	$520
	$257	$520
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
At March 31, 2015, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	performance-based;
2)	market-based; and
3)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the three months ended March 31, 2015 and 2014, the Company did not issue any performance-based awards to employees. During the three months ended March 31, 2015 and 2014, no performance-based awards vested. During the three months ended March 31, 2015 and 2014, no performance-based awards were canceled or forfeited. The Company recorded compensation expense related to performance-based awards of $0.0 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The maximum number of unvested shares at March 31, 2015 attainable under these option grants was 462 thousand shares.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. During the three months ended March 31, 2015 and 2014, no market-based awards vested. The Company recorded compensation expense related to market-based awards of $0.0 million for the three months ended March 31, 2015 and 2014. The Company recognized all remaining compensation cost related to market-based awards in 2014. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2015 attainable under these grants was 226 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three months ended March 31, 2015 and 2014, respectively, the Company issued 13 thousand and 0 thousand service-based awards to employees. The Company recorded compensation expense related to service-based awards of $0.1 million for the three months ended March 31, 2015 and 2014.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based option awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the three months ended March 31, 2015 and 2014, the Company did not issue any performance-based stock units to employees. During the three months ended March 31, 2015 and 2014, no performance-based stock units vested.
Under the 2014 performance-based award plan, once performance-based awards are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At March 31, 2015, the liability associated with such potential cash payments was $0.0 million.
During both the three months ended March 31, 2015 and 2014, the Company issued 2 thousand deferred stock units to non-employee directors for fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
All other awards are restricted stock awards that generally vest over four years. During the three months ended March 31, 2015 and 2014, the Company did not issue any restricted stock awards.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2015 and 2014. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2015 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three months ended March 31, 2014 was also offset by changes in the valuation allowance. During the three months ended March 31, 2015, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(14,603)	$31,319
Weighted average common shares outstanding	20,861	21,687
Net income (loss) per share	$(0.70)	$1.44

Diluted:
Net income (loss)	$(14,603)	$31,319
Interest on convertible senior debentures	—	1,051
Net income (loss) for dilutive share computation	$(14,603)	$32,370

Number of shares used in basic per share computation	20,861	21,687
Convertible senior debentures	—	3,044
Unvested restricted stock and DSUs	—	23
Employee stock options	—	367
Weighted average common shares outstanding	20,861	25,121

Net income (loss) per share	$(0.70)	$1.29

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
Diluted earnings per share for the three months ended March 31, 2015 and 2014 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At March 31, 2015 and 2014, options to purchase 1.3 million and 0.9 million shares of common stock at prices ranging from $7.14 to $19.95 and $7.41 to $18.76, respectively, were excluded from the calculations.

•	At March 31, 2015 and 2014, unvested restricted stock, performance stock units and DSUs convertible into 0.4 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2015, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments
As of March 31, 2015, the Company held interests in 27 non-consolidated partner companies which are included in the Healthcare and Technology segments. The Company’s active partner companies by segment were as follows as of March 31, 2015:

Healthcare
Partner Company	Safeguard Primary Ownership as of March 31, 2015	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aventura, Inc.	19.9%	Equity
Dabo Health, Inc.	15.3%	Cost
Good Start Genetics, Inc.	29.8%	Equity
InfoBionic, Inc.	27.8%	Equity
Medivo, Inc.	34.5%	Equity
NovaSom, Inc.	31.7%	Equity
Propeller Health, Inc.	24.6%	Equity
Putney, Inc.	28.3%	Equity
Quantia, Inc.	42.3%	Equity
Syapse, Inc.	27.0%	Equity
Trice Medical, Inc.	27.7%	Equity

Technology
Partner Company	Safeguard Primary Ownership as of March 31, 2015	Accounting Method
AppFirst, Inc.	34.3%	Equity
Apprenda, Inc.	21.4%	Equity
Beyond.com, Inc.	38.2%	Equity
Bridgevine, Inc.	17.2%	Cost
CloudMine, Inc.	30.1%	Equity
Clutch Holdings, Inc.	29.6%	Equity
DriveFactor, Inc.	40.6%	Equity
Full Measure Education, Inc.	25.4%	Equity
Hoopla Software, Inc.	25.6%	Equity
Lumesis, Inc.	45.3%	Equity
MediaMath, Inc.	20.7%	Equity
Pneuron Corporation	27.6%	Equity
Spongecell, Inc.	23.0%	Equity
Transactis, Inc.	24.8%	Equity
WebLinc, Inc.	29.2%	Equity

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity participation interests in which the Company participates with Penn Mezzanine as well as equity income (loss) associated with the Company's interest in the management company and general partner of Penn Mezzanine.
As of March 31, 2015 and December 31, 2014, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities of $130.2 million and $156.5 million, at March 31, 2015 and December 31, 2014, respectively.

	Three months ended March 31, 2015
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(4,880)	$(4,880)
Other loss, net	(239)	—	(239)	(149)	(388)
Interest income	—	—	—	449	449
Equity income (loss)	(4,042)	(4,772)	(8,814)	152	(8,662)
Net loss	(4,281)	(4,772)	(9,053)	(5,550)	(14,603)
Segment Assets:
March 31, 2015	65,804	96,269	162,073	141,365	303,438
December 31, 2014	62,292	88,408	150,700	167,754	318,454

	Three months ended March 31, 2014
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(5,239)	$(5,239)
Other income (loss), net	30,379	—	30,379	(5)	30,374
Interest income	—	—	—	470	470
Equity income (loss)	10,622	(3,585)	7,037	(229)	6,808
Net income (loss)	41,001	(3,585)	37,416	(6,097)	31,319

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
The Company had outstanding guarantees of $3.8 million at March 31, 2015 which related to one of the Company's private equity holdings.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2015. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.4 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2015.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at March 31, 2015.

11. Subsequent Events

In April 2015, the Company sold its ownership interest in DriveFactor, Inc. The Company has received cash proceeds of approximately $8.9 million in connection with the transaction, excluding $1.1 million which will be held in escrow until April 2016. The Company will recognize a gain of approximately $5.9 million on the transaction in the three months ending June 30, 2015.

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
Cost Method. We account for partner companies which are not accounted for under the equity method under the cost method of accounting. Under the cost method, our share of the income or losses of such partner companies is not included in our Consolidated Statements of Operations. We include the carrying value of cost method partner companies in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
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

	Three months ended March 31,
	2015	2014
	(In thousands)
Healthcare	$(4,281)	$41,001
Technology	(4,772)	(3,585)
Total segments	(9,053)	37,416
Other items:
Corporate operations	(5,550)	(6,097)
Income tax benefit (expense)	—	—
Total other items	(5,550)	(6,097)
Net income (loss)	$(14,603)	$31,319
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
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of March 31, 2015. Certain entities which may have been partner companies in previous periods are omitted if, as of March 31, 2015, they had been sold or are no longer considered a partner company.
Healthcare
The following active partner companies as of March 31, 2015 were included in Healthcare:

	Safeguard Primary Ownership as of March 31,
Partner Company	2015	2014	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aventura, Inc.	19.9%	NA	Equity
Dabo Health, Inc.	15.3%	8.0%	Cost
Good Start Genetics, Inc.	29.8%	30.0%	Equity
InfoBionic, Inc.	27.8%	20.4%	Equity
Medivo, Inc.	34.5%	34.5%	Equity
NovaSom, Inc.	31.7%	30.3%	Equity
Propeller Health, Inc.	24.6%	NA	Equity
Putney, Inc.	28.3%	27.6%	Equity
Quantia, Inc.	42.3%	35.1%	Equity
Syapse, Inc.	27.0%	NA	Equity
Trice Medical, Inc.	27.7%	NA	Equity

Results of operations for the Healthcare segment were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Other income (loss), net	$(239)	$30,379
Equity income (loss)	(4,042)	10,622
Net income (loss)	$(4,281)	$41,001
Three months ended March 31, 2015 versus the three months ended March 31, 2014
Other Income (Loss), Net. Other income (loss), net decreased $30.6 million for the three months ended March 31, 2015, compared to the prior year period. Other income (loss), net for the three months ended March 31, 2015 reflected an impairment charge of $2.3 million related to Dabo Health. The impairment was offset by a $2.0 million gain on the release of proceeds from escrow associated with the February 2014 sale of former partner company Crescendo Bioscience, Inc. Other income (loss), net for the three months ended March 31, 2014 reflected gains of $27.4 million and $3.0 million on the sales of Crescendo Bioscience, Inc. and former fair value method partner company NuPathe, respectively, in February 2014.
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
Equity income (loss) for the Healthcare segment decreased $14.7 million for the three months ended March 31, 2015 compared to the prior year period. Equity income (loss) for the three months ended March 31, 2014 reflected a gain of $15.7 million on the sale of former equity method partner company Alverix, Inc. in January 2014. The remaining change in equity income (loss) for the three months ended March 31, 2015 compared to the prior year period was due to an increase in the number of equity method partner companies and losses associated with those partner companies included in the Healthcare segment partially offset by a $1.7 million adjustment in the prior year period related to a change in revenue recognition accounting at a partner company.

Technology
The following active partner companies as of March 31, 2015 were included in Technology:

	Safeguard Primary Ownership as of March 31,
Partner Company	2015	2014	Accounting Method
AppFirst, Inc.	34.3%	34.3%	Equity
Apprenda, Inc.	21.4%	21.7%	Equity
Beyond.com, Inc.	38.2%	38.2%	Equity
Bridgevine, Inc.	17.2%	22.7%	Cost
CloudMine, Inc.	30.1%	NA	Equity
Clutch Holdings, Inc.	29.6%	24.0%	Equity
DriveFactor, Inc.	40.6%	40.6%	Equity
Full Measure Education, Inc.	25.4%	NA	Equity
Hoopla Software, Inc.	25.6%	25.6%	Equity
Lumesis, Inc.	45.3%	44.2%	Equity
MediaMath, Inc.	20.7%	22.5%	Equity
Pneuron Corporation	27.6%	27.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Transactis, Inc.	24.8%	NA	Equity
WebLinc, Inc.	29.2%	NA	Equity
Results of operations for the Technology segment were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Equity loss	$(4,772)	$(3,585)
Net loss	$(4,772)	$(3,585)
Three months ended March 31, 2015 versus the three months ended March 31, 2014
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
Equity loss for the Technology segment increased $1.2 million for the three months ended March 31, 2015, compared to the prior year period. The increase was related to an increase in the number of equity method partner companies and losses associated with those partner companies included in the Technology segment.

Corporate Operations

	Three months ended March 31,
	2015	2014
	(In thousands)
General and administrative expense	$(4,608)	$(4,697)
Stock-based compensation	(257)	(520)
Depreciation	(15)	(22)
Other loss, net	(149)	(5)
Interest income	449	470
Interest expense	(1,122)	(1,094)
Equity income (loss)	152	(229)
	$(5,550)	$(6,097)
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
Three months ended March 31, 2015 versus the three months ended March 31, 2014
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal, and accounting. General and administrative expense decreased $0.1 million for the three months ended March 31, 2015 compared to the prior year period due to a decrease of $0.3 million in professional service fees partially offset by a $0.1 million increase in employee costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees and directors. Stock-based compensation decreased $0.3 million when compared to the prior year period due to a $0.3 million decrease in expense related to performance-based awards.
Other Loss, Net. Other loss, net for the three months ended March 31, 2015 included an impairment charge of $0.1 million related to our interest in a legacy private equity fund.
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
Equity Income (Loss). Equity income (loss) consists of our private equity holdings accounted for under the equity method. Equity income (loss) for the three months ended March 31, 2015 included a $0.1 million gain upon the receipt of a distribution from one of our private equity holdings. Equity income (loss) for the three months ended March 31, 2014 included losses of $0.2 million associated with our interest in the management company of Penn Mezzanine.

Income Tax Expense (Benefit)
Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2015 and 2014. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2015 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three months ended March 31, 2014 was also offset by changes in the valuation allowance.
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
As of March 31, 2015, we had $85.1 million of cash and cash equivalents and $45.1 million of marketable securities for a total of $130.2 million.
In April 2015, we sold our ownership interest in DriveFactor, Inc. for approximately $8.9 million in cash proceeds, excluding $1.1 million which will be held in escrow until April 2016.
In February 2014, Crescendo Bioscience was acquired by Myriad Genetics, Inc. We received $38.4 million in initial cash proceeds in connection with the transaction. In March 2015, we received $2.0 million which was released from escrow. As of March 31, 2015, $0.9 million remains in escrow pending the resolution of indemnification claims by the buyer.
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
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at March 31, 2015 was $18.08. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts at the bank. The credit facility, as amended December 22, 2014, matures on December 21, 2015. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at March 31, 2015 was $18.7 million.

Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2015. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
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
For the reasons we have presented above, we believe our cash and cash equivalents at March 31, 2015, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(6,481)	$(7,816)
Net cash provided by (used in) investing activities	(20,879)	75,768
Net cash provided by (used in) financing activities	549	(7,518)
	$(26,811)	$60,434
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $1.3 million for the three months ended March 31, 2015 compared to the prior year period. The decrease was related to $1.1 million of final payments associated with a transitional services agreement with our previous Chief Executive Officer in the prior year period and a decrease of $0.2 million in cash used for professional fees.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities decreased by $96.6 million for the three months ended March 31, 2015 compared to the prior year period. The decrease related to a $75.0 million decrease in proceeds from the sales of and distributions from companies primarily related to the 2014 sales of our interests in Crescendo Bioscience, Alverix, and NuPathe, a $8.8 million increase in acquisitions of ownership interests in companies and funds, an increase of $7.8 million in advances and loans to companies, a $3.0 million decrease in cash proceeds from the net change in marketable securities, and a $1.9 million decrease in repayments of advances and loans to companies.
Net Cash Provided by (Used In) Financing Activities
Net cash used in financing activities decreased by $8.1 million for the three months ended March 31, 2015 compared to the prior year period. The decrease related to $8.0 million in repurchases of our common stock in the prior year period.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2015 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	Due after 2019
Contractual Cash Obligations:	(In millions)
Convertible senior debentures (a)	$55.0	$—	$—	$55.0	$—
Interest payments on long-term debt	10.1	2.9	5.8	1.4	—
Operating leases (b)	6.2	0.3	1.0	1.1	3.8
Potential clawback liabilities (c)	1.3	1.0	—	0.3	—
Other long-term obligations (d)	3.2	0.8	1.5	0.9	—
Total Contractual Cash Obligations	$75.8	$5.0	$8.3	$58.7	$3.8

	Amount of Commitment Expiration by Period
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	Due after 2019
Other Commitments:	(In millions)
Letters of credit (e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $55.0 million of our 5.25% convertible senior debentures due May 15, 2018.

(b)	In February 2015, we entered into an agreement for the lease of our new principal executive offices beginning in November 2015 which will extend through April 2026.

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2015.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $3.0 million at March 31, 2015.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2015, we had $55.0 million outstanding of our 5.25% convertible senior debentures due May 15, 2018.

Liabilities	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at March 31, 2015
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$—	$—	$55.0	$65.9
Fixed interest rate	5.25%	5.25%	5.25%	5.25%			5.25%
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Exhibit Number	Description

10.1 †	Lease Agreement, Effective February 2, 2015, Between Safeguard Scientifics, Inc., a Pennsylvania Corporation, and Radnor Properties-SDC, L.P., a Delaware Limited Partnership

10.2 †	Safeguard Scientifics, Inc. Compensation Summary - Non-Employee Directors

31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited) – March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) – Three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows (unaudited) – Three months ended March 31, 2015 and 2014; (v) Consolidated Statement of Changes in Equity (unaudited) – Three months ended March 31, 2015; and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	April 24, 2015	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	April 24, 2015	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer