Form 10-K
period 2015-12-31
SAFEGUARD SCIENTIFICS INC
filed 2016-03-04
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $399,223,768 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 29, 2016 was 20,181,974.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2015

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
Item 1. Business
Business Overview
Safeguard’s charter is to build value in early- and growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates in early- and growth-stage financings. Our vision is to be the preferred capital source for entrepreneurs and management teams in well-defined industry sectors. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies and in some cases they relate to entities which may later become partner companies.
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
Healthcare — companies focused principally on medical technology (“MedTech”), including diagnostics and devices; and healthcare technology (“HealthTech”). Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and
Technology — companies focused principally on digital media; financial technology (“FinTech”); and enterprise software including mobile technology, cloud, “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.
In 2015, our management team continued to focus on the following objectives:

•	Deploy capital in companies within our strategic focus;

•	Build value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realize the value of partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

To meet our strategic objectives during 2016, Safeguard will continue to focus on:

•	Finding opportunities to deploy our capital in additional partner companies within our target sectors;

•	Helping partner companies achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	Realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.
We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 170 North Radnor-Chester Road, Suite 200, Radnor, Pennsylvania 19087.
Significant 2015 Highlights
Here are some of our key developments from 2015:

•
During 2015, we deployed an aggregate of $51.6 million of capital into eight new partner companies. In addition, we deployed $33.3 million of additional capital to support the growth of partner companies in which we already had an interest at December 31, 2014.

•
In January 2015, we deployed $4.0 million as part of a $5.5 million Series B financing for Full Measure Education, Inc. Full Measure Education is a technology company dedicated to the higher education industry.

•	In January 2015, we deployed $6.0 million as part of a $14.0 million Series C financing for Aventura, Inc. Aventura provides awareness computing for the healthcare industry.

•
In February 2015, we deployed $2.9 million as part of a $5.0 million Series A financing for CloudMine, Inc. CloudMine empowers payers, providers, and pharmaceutical organizations to mobilize patient information by building robust applications and driving actionable insights.

•
In March 2015 and June 2015, we received $2.9 million in aggregate cash proceeds from escrow related to the sale of our ownership interests in partner company Crescendo Bioscience, Inc. in February 2014.

•
In April 2015, we deployed $6.5 million as part of a $9.1 million Series B financing for meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being.

•
In April 2015, we received $9.1 million in cash proceeds from the sale of partner company DriveFactor, Inc. to CCC Information Services Inc. This excludes $1.1 million, which will be held in escrow until approximately April 2016.

•
In May 2015, we deployed $5.4 million as part of a $5.4 million Series A financing for Sonobi, Inc. Sonobi is an advertising technology developer that creates data-driven tools and solutions to meet the evolving needs of demand- and sell-side organizations within the digital media marketplace.

•
In June 2015, we deployed $7.0 million as part of a $11.1 million Series A financing for QuanticMind, Inc. QuanticMind is a software-as-a-service company that provides enterprise-level, predictive advertising management software for paid search, social, and mobile.

•	In July 2015, we received $1.7 million in cash proceeds from escrow related to the sale of our ownership interests in partner company Alverix, Inc. in January 2014.

•
In July 2015, we received an additional $3.3 million in cash associated with the achievement of performance milestones from the sale of our ownership interests in partner company ThingWorx, Inc. in December 2013. In December 2015, we recognized a gain of $4.1 million related to the expiration of the escrow period related to the sale. The $4.1 million was received in January 2016.

•
In July 2015, we received $7.8 million in cash proceeds from the sale of our ownership interests in partner company Quantia, Inc. This excludes $1.2 million, which will be held in escrow until July 2016.

•	In October 2015, we deployed $11.0 million as part of a $13.9 million Series B financing for Cask Data, Inc. Cask Data accelerates the development and deployment of production Hadoop applications.

•
In December 2015, we deployed $7.0 million as part of a $17.4 million Series A financing for Zipnosis, Inc. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform.

•
During the year ended December 31, 2015, we repurchased 0.3 million shares of the Company's common stock in open market transactions at prices ranging from $13.98 to $18.50 per share for an aggregate cost of $5.0 million.

Our Strategy
Founded in 1953, Safeguard has a distinguished track record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Today, Safeguard principally targets healthcare companies focusing on medical technology and healthcare technology; and technology companies focusing on financial technology, digital media, and enterprise software including mobile technology, cloud, “Internet of Things” and big data.
As a visionary for the development of early- and growth-stage healthcare and technology companies, Safeguard is a proven partner for entrepreneurs looking to accelerate growth and build long-term value in their businesses. Leveraging Safeguard’s history of building market leaders, along with our team’s collective operational expertise and successful entrepreneurial endeavors, Safeguard has built a powerful — and actionable — platform of resources to support our partner companies with the strategies and relationships that are most vital for success. We provide value that extends beyond capital and work as a team to foster growth.
Our corporate staff of approximately 30 employees is dedicated to creating long-term value for our shareholders by helping our partner companies build value and pursuing selective, well-timed exits of our partner companies.
Identifying Partner Company Opportunities
Safeguard’s go-to-market strategy, marketing and sourcing activities within our target sectors (Healthcare and Technology) are designed to generate a large volume of high-quality opportunities to acquire significant shareholder positions in partner companies. Our principal focus is to acquire positions in early- and growth-stage companies with attractive growth prospects in the healthcare and technology sectors. Generally, we prefer to deploy capital into companies:

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
In Healthcare, we currently target companies principally in MedTech and HealthTech that have lesser regulatory risk and have achieved or are near commercialization.
In Technology, we currently target companies principally in digital media, FinTech, and enterprise software that have transaction-enabling applications with a recurring revenue stream.

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
Strategic Support. By helping our partner companies’ management teams remain focused on critical objectives through the provision of human, financial and strategic resources, we believe we are able to accelerate their development and success. We play an active role in developing the strategic direction of our partner companies which include:

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
Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we owned interests at December 31, 2015. The indicated ownership percentage is presented as of December 31, 2015 and reflects the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).
HEALTHCARE PARTNER COMPANIES

AdvantEdge Healthcare Solutions, Inc.	(Safeguard Ownership: 40.1%)
Headquartered in Warren, New Jersey, AdvantEdge Healthcare Solutions is a technology-enabled provider of healthcare revenue cycle and business management solutions that improve decision-making, maximize financial performance, streamline operations and mitigate compliance risks for healthcare providers. www.ahsrcm.com

Aventura, Inc.	(Safeguard Ownership: 19.9%)
Headquartered in Denver, Colorado, Aventura provides awareness computing for the healthcare industry. Through its patented technology, Aventura delivers awareness of a user’s identity and role, their location within a facility, what device they are working on and what patient they are treating. Based on this awareness, Aventura immediately delivers a virtual desktop and dynamically provisions the applications and exact screens a user needs to care for that particular patient. www.aventurahq.com

Good Start Genetics, Inc.	(Safeguard Ownership: 29.6%)
Headquartered in Cambridge, Massachusetts, Good Start Genetics is a molecular genetics information company transforming the standard of care in reproductive medicine and family medicine. Its suite of reproductive genetics products provides physicians and their patients with clinically relevant, insightful and actionable information in order to promote successful pregnancies and healthy families. www.goodstartgenetics.com

InfoBionic, Inc.	(Safeguard Ownership: 38.5%)
Headquartered in Lowell, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform will deliver on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

Medivo, Inc.	(Safeguard Ownership: 34.5%)
Headquartered in New York, New York, Medivo uses advanced analytics and proprietary disease algorithms to provide unique targeting intelligence for life science companies; commercial effectiveness opportunities for diagnostic companies; and quality improvement and risk management solutions for payers. www.medivo.com

meQuilibrium	(Safeguard Ownership: 31.5%)
Headquartered in Boston, Massachusetts, meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. www.mequilibrium.com

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

Putney, Inc.	(Safeguard Ownership: 28.2%)
Headquartered in Portland, Maine, Putney is a pharmaceutical company committed to providing high quality, cost-effective generic medicines for pets. Putney’s supply of affordable drug options empowers veterinarians, allowing them to provide the best possible medicine at the best possible price, and supports pet owners, helping them afford to comply with veterinary recommendations. www.putneyvet.com

Syapse, Inc.	(Safeguard Ownership: 24.4%)
Headquartered in Palo Alto, California, Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models. Syapse Precision Medicine Platform is a comprehensive software suite used by leading health systems to support the clinical implementation of precision medicine in oncology and other service lines, enabling clinical and genomic data integration, decision support, care coordination, and quality improvement at point of care. www.syapse.com

Trice Medical, Inc.	(Safeguard Ownership: 27.7%)
Headquartered in King of Prussia, Pennsylvania, Trice Medical was founded to fundamentally improve orthopedic diagnostics for the patient, physician, and payor by providing instant, eyes-on, answers. Trice has pioneered fully integrated camera-enabled technologies that provide a clinical solution that is optimized for the physician's office. Trice's mission is to provide more immediate and definitive patient care, eliminating the false reads associated with current indirect modalities and significantly reduce the overall cost to the healthcare system. www.tricemedical.com

Zipnosis, Inc.	(Safeguard Ownership: 26.3%)
Headquartered in Minneapolis, Minnesota, Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform. Through Zipnosis’ tech-enabled treatment and triage tools, clients can offer convenient access to care while improving clinician efficiency. Currently, patients may be treated for more than 90 conditions. www.zipnosis.com
TECHNOLOGY PARTNER COMPANIES

AppFirst, Inc.	(Safeguard Ownership: 34.2%)
Headquartered in New York, New York, AppFirst's patented technology provides enterprises with continuous and complete visibility into all the applications and supporting resources in their IT ecosystem, regardless of infrastructure. This enables organizations to achieve IT as a service, continuously footprint applications to ensure performance and cost optimization, and proactively resolve issues. www.appfirst.com

Apprenda, Inc.	(Safeguard Ownership: 29.5%)
Headquartered in Troy, New York, Apprenda is an enterprise platform-as-a-service company powering the next generation of enterprise software development in public, private and hybrid clouds. As a foundational software layer and application run-time environment, Apprenda abstracts away the complexities of building and delivering modern software applications, enabling enterprises to turn ideas into innovations more quickly. With Apprenda, enterprises can securely deliver an entire ecosystem of data, services, applications and application programming interfaces to both internal and external customers across any infrastructure. www.apprenda.com

Beyond.com, Inc.	(Safeguard Ownership: 38.2%)
Headquartered in King of Prussia, Pennsylvania, Beyond, The Career Network, helps millions of professionals find jobs and advance their careers while also serving as the premier destination for companies in need of top talent. This is achieved through more than 500 talent communities that use integrated social features to help members discover relevant jobs, career news, career advice and resources. www.beyond.com

Bridgevine, Inc.	(Safeguard Ownership: 17.2%)
Headquartered in Atlanta, Georgia, Bridgevine powers digital solutions where product and service supply from the leading brands meets consumer and small/medium business demand. More than 2.8 million households per month shop through The Bridgevine Marketplace via a blend of direct marketing and proprietary distribution channels. www.bridgevine.com

Cask Data, Inc.	(Safeguard Ownership: 34.2%)
Headquartered in Palo Alto, California, Cask Data is an open source software company that helps developers deliver enterprise-class Apache Hadoop™ solutions more quickly and effectively. Cask’s flagship offering, the Cask Data Application Platform, provides an open source layer on top of the Hadoop ecosystem that adds enterprise-class governance, portability, security, scalability and transactional consistency. www.cask.com

CloudMine, Inc.	(Safeguard Ownership: 30.1%)
Headquartered in Philadelphia, Pennsylvania, CloudMine is a mobile backend-as-a-service platform that empowers enterprise developers to build secure, compliant and performant applications up to 70% faster than do-it-yourself methods. CloudMine’s Connected Health Cloud empowers payers, providers, and pharmaceutical organizations to mobilize patient information by building robust applications and driving actionable insights. Through support for machine learning, data science, and predictive analytics, CloudMine customers are improving the quality of care by leveraging cognitive data analysis to determine patient interactions. www.cloudmine.me

Clutch Holdings, Inc.	(Safeguard Ownership: 39.3%)
Headquartered in Ambler, Pennsylvania, Clutch provides advanced consumer management technology that delivers customer intelligence and customer engagement solutions to premium brands. Clutch’s comprehensive consumer management platform empowers customer-focused businesses to identify, understand and engage their most valuable customers. Clutch’s technology integrates a brand’s first-party, cross-channel customer data spanning traditional point-of-sale systems, ecommerce platforms, mobile applications and social networks providing brands strategic understanding to personalize engagements to their customers. www.clutch.com

Full Measure Education, Inc.	(Safeguard Ownership: 25.4%)
Headquartered in Washington, D.C., Full Measure Education is a technology company dedicated to the higher education industry. Full Measure’s mission is to help every student enroll, complete and attain a career that pays a family-sustaining wage by keeping students fully engaged, informed and motivated to persist through the entire student lifecycle-from initial admission, to completion, to career. www.fullmeasureed.com

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

Lumesis, Inc.	(Safeguard Ownership: 44.7%)
Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps more than 500 firms with more than 43,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com

MediaMath, Inc.	(Safeguard Ownership: 20.6%)
Headquartered in New York, New York, MediaMath is a global technology company that is leading the movement to revolutionize traditional marketing and drive transformative results for marketers through its TerminalOne Marketing Operating System®. MediaMath empowers marketers with an extensible, open platform that activates data, automates execution and optimizes interactions across all addressable media, delivering superior performance, transparency and control to all marketers and better, more individualized experiences for consumers. www.mediamath.com

Pneuron Corporation	(Safeguard Ownership: 35.4%)
Headquartered in Woburn, Massachusetts, Pneuron enables organizations to rapidly solve business problems through a distributed approach that cuts across data, applications and processes. By targeting the right information at the data source, companies are no longer faced with the complex integration and infrastructure requirements of traditional approaches. Pneuron’s Distributed Solutions Platform enables customers to accelerate business value and develop reports, products and applications in half the time and cost of traditional methods. www.pneuron.com

QuanticMind, Inc.	(Safeguard Ownership: 23.6%)
Headquartered in Redwood City, California, QuanticMind is a software-as-a-service company that provides enterprise-level, predictive advertising management software for paid search, social and mobile. QuanticMind brings together machine learning, distributed cloud and in-memory processing technologies to provide the most intelligent, most scalable and fastest platform available. www.quanticmind.com

Sonobi, Inc.	(Safeguard Ownership: 22.6%)
Headquartered in New York, New York, Sonobi is an advertising technology developer that creates data-driven tools and solutions to meet the evolving needs of demand- and sell-side organizations within the digital media marketplace. Sonobi helps its clients and strategic partners to forecast new market opportunities, enhance value delivery to clients, and create more profitable businesses through integration of progressive data procurement and user-centric sales management technologies. www.sonobi.com

Spongecell, Inc.	(Safeguard Ownership: 23.0%)
Headquartered in New York, New York, Spongecell is a creative technology company that allows brand advertisers to create personal connections on a global scale. Offering intelligent data integrations, decisioning tools and an easy, streamlined workflow, Spongecell’s Creative Optimization and Relevance Engine (“CORE”) allows advertisers, and their creative agencies, to make smarter creative decisions and build online campaigns that resonate with customers and respond to whatever the marketing need is. www.spongecell.com

Transactis, Inc.	(Safeguard Ownership: 24.5%)
Headquartered in New York, New York, Transactis provides electronic billing and payment solutions. Transactis’ cloud-based electronic bill presentment and payment platform, BillerIQ, is a white-labeled solution that is offered “as-a-service”, enabling businesses to rapidly and securely deliver electronic bills, invoices and documents, as well as accept payments online, by phone and via mobile device. www.transactis.com

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
Information on operating income (loss), equity income (loss) and net income (loss) for each operating segment of Safeguard’s business for each of the years in the three-year period ended December 31, 2015 and assets as of December 31, 2015 and 2014 is contained in Note 14 to the Consolidated Financial Statements.
OTHER INFORMATION
The operations of Safeguard and its partner companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
Safeguard is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with, and furnish other reports to, the Securities and Exchange Commission (“SEC”). You can read and copy such documents at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 170 North Radnor-Chester Road, Suite 200, Radnor, Pennsylvania 19087.
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
A significant amount of our deployed capital may be concentrated in partner companies operating in the same or similar industries, limiting the diversification of our capital deployments.
We do not have fixed guidelines for diversification of capital deployments, and our capital deployments could be concentrated in several partner companies that operate in the same or similar industries. This may cause us to be more susceptible to any single economic, regulatory or other occurrence affecting those particular industries than we would otherwise be if our partner companies operated in more diversified industries.
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
Registration and other requirements under applicable securities laws and contractual restrictions also may adversely affect our ability to dispose of our partner company holdings on a timely basis.
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
Events in the United States and international capital markets, debt markets and economies may negatively impact our stock price and our ability to pursue certain tactical and strategic initiatives, such as accessing additional public or private equity or debt financing for us or for our partner companies and selling our interests in partner companies on terms acceptable to us and in time frames consistent with our expectations.
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

The healthcare and technology marketplaces are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent introduction of new products and services;

•	shifting distribution channels;

•	evolving government regulation;

•	frequently changing intellectual property landscapes; and

•	changing customer demands.
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
We expect some of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our partner companies must, among other things:

•	improve, upgrade and expand their business infrastructures;

•	scale up production operations;

•	develop appropriate financial reporting controls;

•	attract and retain qualified personnel; and

•	maintain appropriate levels of liquidity.
If our partner companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.
Based on our business model, some or all of our partner companies will need to raise additional capital to fund their operations at any given time. We may not be able to fund some or all of such amounts and such amounts may not be available from third parties on acceptable terms, if at all. Further, if our partner companies do raise additional capital, either debt or equity, such capital may rank senior to our interests in such companies.
We cannot be certain that our partner companies will be able to obtain additional financing on favorable terms when needed, if at all. Because our resources and our ability to raise capital are not unlimited, we may not be able to provide partner companies with sufficient capital resources to enable them to reach a cash-flow positive position or a sale of the company, even if we wish to do so. General economic disruptions and downturns may also negatively affect the ability of some of our partner companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of partner companies. If partner companies need capital but are not able to raise capital from us or other outside sources, then they may need to cease or scale back operations. In such event, our interest in any such partner company will become less valuable. If our partner companies raise additional capital, either debt or equity, that ranks senior to the capital we have deployed, such capital may entitle its holders to receive returns of capital before the dates on which we are entitled to receive any return of our deployed capital. Also, in the event of any insolvency, liquidation, dissolution, reorganization or bankruptcy of a partner company, holders of such partner company’s instruments that rank senior to our deployed capital will typically be entitled to receive payment in full before we receive any return of our deployed capital. After returning such senior capital, such partner company may not have any remaining assets to use for returning capital to us, causing us to lose some or all of our deployed capital in such partner company.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and administrative offices in Radnor, Pennsylvania contain approximately 15,600 square feet of office space in one building. We currently lease our corporate headquarters under a lease expiring in April 2026.
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

Item 4. Mine Safety Disclosures
Not applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Stephen T. Zarrilli	54	President, Chief Executive Officer and Director	2008
Jeffrey B. McGroarty	46	Senior Vice President and Chief Financial Officer	2012
Brian J. Sisko	55	Chief Operating Officer, Executive Vice President and Managing Director	2007
Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008 and became President and Chief Executive Officer in November 2012. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director there until June 2008. Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of mobile access solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of Internet strategy consulting, marketing and technology services; and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director of Virtus Investment Partners, Inc. and, until June 2015, was a director and Chairman of the Audit Committee of NutriSystem, Inc.
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
Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007 and served as Executive Vice President and Managing Director from November 2012 until his promotion to Chief Operating Officer, Executive Vice President and Managing Director in January 2014. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior

Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President—Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg LLP.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2015 and 2014 were as follows:

	High	Low
Fiscal year 2015:
First quarter	$20.09	$19.24
Second quarter	19.94	17.28
Third quarter	19.85	15.51
Fourth quarter	18.07	13.75
Fiscal year 2014:
First quarter	$22.43	$17.58
Second quarter	22.43	18.54
Third quarter	20.92	18.40
Fourth quarter	20.20	17.83
The high and low sale prices reported in the first quarter of 2016 through March 2, 2016 were $14.23 and $11.40 respectively, and the last sale price reported on March 2, 2016, was $12.71. No cash dividends have been declared in any of the years presented, and we have no present intention to declare cash dividends. As of March 2, 2016, there were approximately 15,500 beneficial holders of our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities during the quarter ended December 31, 2015 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (a)
October 1, 2015 - October 31, 2015	60,800	$16.4177	60,800	$22,256,346
November 1, 2015 - November 30, 2015	56,100	$16.5206	56,100	$21,329,539
December 1, 2015 - December 31, 2015	88,000	$14.9702	88,000	$20,012,163
Total	204,900	$15.8242	204,900
(a) In July 2015, our Board of Directors authorized us to repurchase shares of our outstanding common stock with an aggregate value of up to $25 million. These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors. The share repurchase program does not obligate us to acquire any specific number of shares.

The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2010 through December 31, 2015 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indexes, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indexes.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2010.

Item 6. Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2015. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this report. The historical results presented herein may not be indicative of future results.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,838	$111,897	$139,318	$66,029	$83,187
Short-term marketable securities	31,020	25,263	38,250	110,957	158,098
Long-term marketable securities	9,743	19,365	6,088	29,059	16,287
Restricted marketable securities	—	—	5	10	12,265
Cash held in escrow	—	—	—	6,434	6,433
Working capital	63,251	132,287	170,956	178,577	245,420
Total assets	257,634	318,454	345,996	374,144	406,636
Convertible senior debentures	51,747	50,563	49,948	48,991	45,694
Other long-term liabilities	3,965	3,507	3,683	3,921	4,146
Total equity	195,505	257,827	284,661	313,971	348,280

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
General and administrative expense	$17,554	$18,970	$21,644	$19,473	$21,168
Operating loss	(17,554)	(18,970)	(21,644)	(19,473)	(21,168)
Other income (loss), net	217	31,657	383	9,338	(6,145)
Interest income	1,935	1,901	2,646	2,926	1,424
Interest expense	(4,523)	(4,402)	(4,303)	(5,636)	(5,971)
Equity income (loss)	(39,599)	(15,335)	(12,607)	(26,517)	142,457
Net income (loss) before income taxes	(59,524)	(5,149)	(35,525)	(39,362)	110,597
Income tax benefit (expense)	—	—	—	—	—
Net income (loss)	$(59,524)	$(5,149)	$(35,525)	$(39,362)	$110,597

Net income (loss) per share:
Basic	$(2.85)	$(0.25)	$(1.66)	$(1.88)	$5.33
Diluted	$(2.85)	$(0.25)	$(1.66)	$(1.88)	$4.74
Weighted average shares used in computing net income (loss) per share:
Basic	20,874	20,975	21,362	20,974	20,764
Diluted	20,874	20,975	21,362	20,974	24,522

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
Overview
Safeguard’s charter is to build value in growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates in early- and growth-stage financings. Our vision is to be the preferred capital source for entrepreneurs and management teams in well-defined industry sectors. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies and in some cases they relate to entities which may later become partner companies.
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
Healthcare — companies focused principally on medical technology (“MedTech”), including diagnostics and devices; and healthcare technology (“HealthTech”). Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and
Technology — companies focused principally on digital media; financial technology (“FinTech”); and enterprise software including mobile technology, cloud, “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.

Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies using one of the following methods: consolidation, fair value, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of December 31, 2015 and for each of the years in the three-year period then ended, we did not hold a controlling interest in any of our partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. As of December 31, 2015, we did not account for any of our partner companies under the fair value method.
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
Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies were as follows:

	Year Ended December 31,
Accounting Method	2015	2014	2013
	(In thousands)
Equity	$9,690	$—	$12,928
Cost	2,754	54	250
Total	$12,444	$54	$13,178

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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). We are also a guarantor of a third-party obligation and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 12 to our Consolidated Financial Statements). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

Stock-Based Compensation
We measure all employee stock-based compensation awards using a fair value method and record such expense in our Consolidated Statements of Operations.
We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of various assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock-based compensation awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for performance-based awards are based on our best estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Changes in the requisite service period or the estimated probability of achievement of performance conditions can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations in any one period.

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
Other items include certain expenses which are not identifiable to the operations of our operating segments. Other items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance, professional fees, rent expense, interest income, interest expense, other income (loss), equity income (loss) related to our private equity holdings and income taxes. Other items also include interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity interests in which we participate with Penn Mezzanine as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Penn Mezzanine is not making any new loans and has two remaining loans in which we have participating interests.
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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Healthcare	$(23,232)	$27,876	$(32,563)
Technology	(15,691)	(10,831)	20,899
Total segments	(38,923)	17,045	(11,664)
Other items:
Corporate operations	(20,601)	(22,194)	(23,861)
Income tax benefit (expense)	—	—	—
Total other items	(20,601)	(22,194)	(23,861)
Net loss	$(59,524)	$(5,149)	$(35,525)

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
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of December 31, 2015. Certain entities which may have been partner companies in previous periods are omitted if, as of December 31, 2015, they had been sold or are no longer considered a partner company.
Healthcare
The following active partner companies as of December 31, 2015 were included in Healthcare:

	Safeguard Primary Ownership as of December 31,
Partner Company	2015	2014	2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	40.1%	Equity
Aventura, Inc.	19.9%	NA	NA	Equity
Good Start Genetics, Inc.	29.6%	29.9%	30.0%	Equity
InfoBionic, Inc.	38.5%	27.8%	NA	Equity
Medivo, Inc.	34.5%	34.5%	34.5%	Equity
meQuilibrium	31.5%	NA	NA	Equity
NovaSom, Inc.	31.7%	31.7%	30.3%	Equity
Propeller Health, Inc.	24.6%	24.6%	NA	Equity
Putney, Inc.	28.2%	28.3%	27.6%	Equity
Syapse, Inc.	24.4%	27.0%	NA	Equity
Trice Medical, Inc.	27.7%	31.9%	NA	Equity
Zipnosis, Inc	26.3%	NA	NA	Equity
Results for the Healthcare segment were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other income (loss), net	$558	$31,820	$(857)
Equity loss	(23,790)	(3,944)	(31,706)
Net income (loss)	$(23,232)	$27,876	$(32,563)

Year ended December 31, 2015 versus year ended December 31, 2014
Other Income (Loss), Net. Other income (loss), net decreased $31.3 million for the year ended December 31, 2015, compared to the prior year. Other income (loss), net for the year ended December 31, 2015 reflected a $2.9 million gain on the release of proceeds from escrow associated with the February 2014 sale of Crescendo Bioscience and an impairment charge of $2.3 million related to Dabo Health. Other income (loss), net for the year ended December 31, 2014 reflected gains of $27.4 million and $3.0 million on the sales of Crescendo Bioscience and NuPathe, respectively, in February 2014. Other income (loss), net for the year ended December 31, 2014 also reflected a gain of $1.5 million on the sale of Sotera Wireless in April 2014.
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
Equity loss for the Healthcare segment increased $19.8 million for the year ended December 31, 2015 compared to the prior year.  Equity loss for the year ended December 31, 2015 reflected impairment charges of $3.2 million and $2.9 million related to InfoBionic and Quantia, respectively, a $0.5 million unrealized loss on the decrease of our percentage ownership in Syapse and a $1.7 million gain on the release of proceeds from escrow associated with the January 2014 sale of Alverix. Equity loss for the year ended December 31, 2014 reflected a gain of $15.7 million on the sale of Alverix. The remaining decrease in equity loss for the year ended December 31, 2015 compared to the prior year was due to a decrease in losses associated with those partner companies included in the Healthcare segment.
Year ended December 31, 2014 versus year ended December 31, 2013
Other Income (Loss), Net. Other income (loss), net increased $32.7 million for the year ended December 31, 2014, compared to the prior year. Other income (loss), net for the year ended December 31, 2014 reflected gains of $27.4 million and $3.0 million on the sales of Crescendo Bioscience and NuPathe, respectively, in February 2014. Other income (loss), net for the year ended December 31, 2014 also reflected a gain of $1.5 million on the sale of Sotera Wireless in April 2014. Other income (loss), net for the year ended December 31, 2013 reflected an unrealized loss of $0.9 million on the mark-to-market of our holdings in NuPathe.
Equity Loss. Equity loss for the Healthcare segment decreased $27.8 million for the year ended December 31, 2014 compared to the prior year.  Equity loss for the year ended December 31, 2014 reflected a gain of $15.7 million on the sale of Alverix. Equity loss for the year ended December 31, 2013 reflected an impairment charge of $11.2 million related to PixelOptics. The remaining decrease in equity loss was due to smaller losses incurred by partner companies included in the Healthcare segment partially offset by a $1.7 million adjustment related to the change in revenue recognition accounting at a partner company as discussed below.
Our share of the earnings or losses of partner companies, as well as any adjustments resulting from prior period finalizations of equity income or loss, are reflected in Equity loss in the Consolidated Statements of Operations.  In the year ended December 31, 2014, the amount related to prior periods for a specific partner company was $1.4 million. The adjustments are primarily related to a change in revenue recognition accounting at the partner company. We evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as on the year ended December 31, 2014.  Based on this evaluation, we concluded that these adjustments were not material to our Consolidated Financial Statements.
Technology
The following active partner companies as of December 31, 2015 were included in Technology:

	Safeguard Primary Ownership as of December 31,
Partner Company	2015	2014	2013	Accounting Method
AppFirst, Inc.	34.2%	34.3%	34.3%	Equity
Apprenda, Inc.	29.5%	21.6%	22.0%	Equity
Beyond.com, Inc.	38.2%	38.2%	38.2%	Equity
Bridgevine, Inc.	17.2%	17.2%	22.7%	Cost (1)
Cask Data, Inc.	34.2%	NA	NA	Equity
CloudMine, Inc.	30.1%	NA	NA	Equity
Clutch Holdings, Inc.	39.3%	29.6%	24.0%	Equity
Full Measure Education, Inc.	25.4%	NA	NA	Equity
Hoopla Software, Inc.	25.6%	25.6%	25.3%	Equity
Lumesis, Inc.	44.7%	45.7%	44.2%	Equity
MediaMath, Inc.	20.6%	20.7%	22.5%	Equity
Pneuron Corporation	35.4%	27.6%	27.6%	Equity
QuanticMind, Inc. (formerly InsideVault, Inc.)	23.6%	NA	NA	Equity
Sonobi, Inc.	22.6%	NA	NA	Equity
Spongecell, Inc.	23.0%	23.0%	23.0%	Equity
Transactis, Inc.	24.5%	24.8%	NA	Equity
WebLinc, Inc.	29.2%	29.2%	NA	Equity

(1) In the second quarter of 2014, our ownership interest in Bridgevine decreased below the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for Bridgevine from the equity method to the cost method.

Results for the Technology segment were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Equity income (loss)	$(15,691)	$(10,831)	$20,899
Net income (loss)	$(15,691)	$(10,831)	$20,899
Year ended December 31, 2015 versus year ended December 31, 2014
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
Equity income (loss) for the Technology segment decreased $4.9 million for the year ended December 31, 2015, compared to the prior year. Equity income (loss) for the year ended December 31, 2015 reflected a gain of $6.1 million on the sale of DriveFactor in April 2015 and gains of $4.1 million and $3.3 million associated with the release of proceeds from escrow and achievement of performance milestones, respectively, related to the sale of Thingworx in December 2013 which were partially offset by an impairment charge of $3.6 million related to AppFirst. Equity income (loss) for the year ended December 31, 2014 reflected a $7.0 million unrealized gain on the decrease of our percentage ownership in MediaMath, and a $0.3 million unrealized loss on the decrease of our percentage ownership in Bridgevine. The remaining decrease in equity income (loss) for the year ended December 31, 2015 compared to the prior year was due to an increase in the number of equity method partner companies and losses associated with those partner companies included in the Technology segment.
Year ended December 31, 2014 versus year ended December 31, 2013
Equity Income (Loss). Equity income (loss) for the Technology segment decreased $31.7 million for the year ended December 31, 2014, compared to the prior year. Equity income (loss) for the year ended December 31, 2014 reflected a $7.0 million unrealized gain on the decrease of our percentage ownership in MediaMath, and a $0.3 million unrealized loss on the decrease of our percentage ownership in Bridgevine. Equity income (loss) for the year ended December 31, 2013 included a gain of $32.7 million on the sale of ThingWorx, Inc. to PTC, Inc. in December 2013. The remaining decrease in equity income (loss) for the year ended December 31, 2014 compared to the prior year was due to an increase in losses incurred by partner companies included in the Technology segment.
Corporate Operations

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
General and administrative expense	$(15,753)	$(16,961)	$(19,731)
Stock-based compensation	(1,611)	(1,935)	(1,821)
Depreciation	(190)	(74)	(92)
Interest income	1,935	1,901	2,646
Interest expense	(4,523)	(4,402)	(4,303)
Other income (loss), net	(341)	(163)	1,240
Equity loss	(118)	(560)	(1,800)
Net loss	$(20,601)	$(22,194)	$(23,861)
Corporate Operations includes interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment of debt and equity interests in which we participate with Penn Mezzanine as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. We have determined that we will not be making any further new capital deployments in connection with Penn Mezzanine lending activities. We will continue to collect principal and interest payments from our existing participating interests in Penn Mezzanine loans.

Year ended December 31, 2015 versus year ended December 31, 2014
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal and accounting. General and administrative expenses decreased $1.2 million for the year ended December 31, 2015 compared to the prior year primarily due to a decrease of $0.4 million in professional service fees and a decrease of $0.7 million in employee costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. Stock-based compensation decreased $0.3 million for the year ended December 31, 2015, compared to the prior year due to a $0.2 million decrease in expense related to performance-based awards and a $0.1 million decrease in expense related to service-based awards.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies and debt interests in which we participate with Penn Mezzanine. Interest income remained relatively consistent compared to the prior year.

Interest Expense. Interest expense is primarily related to our convertible senior debentures. Interest expense remained relatively consistent compared to the prior year.
Equity Loss. Equity loss consists of our private equity holdings accounted for under the equity method. Equity loss for the year ended December 31, 2015 included included a $0.1 million gain on the receipt of a distribution from one of our private equity holdings and a loss of $0.3 million associated with our interest in the management company of Penn Mezzanine. Equity loss for the year ended December 31, 2014 included losses of $0.6 million associated with our interest in the management company of Penn Mezzanine.
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
Equity Loss. Equity loss for the year ended December 31, 2014 included losses of $0.6 million associated with our interest in the management company of Penn Mezzanine. Equity loss for the year ended December 31, 2013 included an impairment charge of $1.8 million and losses of $0.3 million associated with our interest in the management company of Penn Mezzanine, partially offset by a $0.3 million gain upon distribution from one of our private equity holdings.

Income Tax Benefit (Expense)
Our consolidated net income tax (expense) benefit for 2015, 2014 and 2013 was $0.0 million in each year. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax (expense) benefit that would have been recognized in each year was offset by changes in the valuation allowance.
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
As of December 31, 2015, we had $32.8 million of cash and cash equivalents and $40.8 million of marketable securities for a total of $73.6 million.
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
In December 2013, ThingWorx was acquired by PTC Inc. We received $36.4 million in initial cash proceeds in connection with the transaction. In January 2016, we received $4.1 million in connection with the expiration of the escrow period related to the sale. In July 2015, we received $3.3 million associated with the achievement of performance milestones related to the sale. Depending on the achievement of certain additional milestones, we may receive up to an additional $3.2 million in connection with the transaction.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at December 31, 2015 was $14.51. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2015, the Company repurchased 0.3 million shares at an aggregate cost of $5.0 million. The Company repurchased 0.4 million additional shares at an aggregate cost of $5.4 million from January 1, 2016 through March 2, 2016.

We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at December 31, 2015 was $18.7 million.
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Since 2001 and through December 31, 2015, we have received a total of $17.0 million in payments on the loan. The carrying value of the loan at December 31, 2015 was zero. We received payments of $0.1 million on this loan agreement in 2014 and did not receive any payments in 2015 or 2013.
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2015. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
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
For the reasons we have presented above, we believe our cash and cash equivalents at December 31, 2015, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash used in operating activities	$(17,749)	$(20,189)	$(21,221)
Net cash provided by (used in) investing activities	(56,989)	16,956	90,258
Net cash provided by (used in) financing activities	(4,321)	(24,188)	4,252
	$(79,059)	$(27,421)	$73,289
Net Cash Used In Operating Activities
Year ended December 31, 2015 versus year ended December 31, 2014. Net cash used in operating activities decreased $2.4 million in 2015 compared to the prior year. The decrease was related to $1.1 million of final payments associated with a transitional services agreement with our previous Chief Executive Officer in the prior year, a decrease of $1.0 million in cash used for professional fees and a decrease of $0.1 million in cash paid for office rent.
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

Net Cash Provided by (Used In) Investing Activities
Year ended December 31, 2015 versus year ended December 31, 2014. Net cash provided by (used in) investing activities decreased by $73.9 million for the year ended December 31, 2015 compared to the prior year. The decrease primarily related to a $57.8 million decrease in proceeds from the sales of and distributions from companies. Cash proceeds from the sales of and distributions from companies was $25.1 million for the year ended December 31, 2015 which related to the sale of our interests in DriveFactor and Quantia, cash received from escrow associated with the sale of our interests in Crescendo Bioscience and Alverix, and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx. Cash proceeds from the sales of and distributions from companies was $82.8 million for the year ended December 31, 2014 which related to the sales of our interests in Crescendo Bioscience, Alverix, NuPathe and Sotera Wireless. The decrease in cash provided by investing activities also related to a $10.7 million increase in acquisitions of ownership interests in companies, an increase of $4.2 million in advances and loans to companies, a $3.4 million decrease in repayments of advances and loans to companies, and a $1.8 million increase in capital expenditures which were partially offset by a $4.1 million increase in cash proceeds from the net change in marketable securities.
Year ended December 31, 2014 versus year ended December 31, 2013. Net cash provided by (used in) investing activities decreased by $73.3 million for the year ended December 31, 2014 compared to the prior year. The decrease primarily related to a $95.7 million decrease in cash proceeds from the net change in marketable securities, a $17.6 million increase in acquisitions of ownership interests in companies and a decrease in proceeds from the sale of discontinued operations of $6.4 million which related to the release of escrow funds in June 2013. These decreases were partially offset by a $43.8 million increase in proceeds from the sales of and distributions from companies and funds, primarily related to the 2014 sales of our interests in Crescendo Bioscience, Alverix, NuPathe and Sotera Wireless, and an increase of $3.0 million in repayments of advances and loans to companies.
Net Cash Provided by (Used In) Financing Activities
Year ended December 31, 2015 versus year ended December 31, 2014. Net cash used in financing activities decreased $19.9 million in 2015 compared to the prior year. The decrease related to a decrease of $20.0 million in repurchases of our common stock and a decrease of $0.6 million in the proceeds received from the exercise of stock options, partially offset by the repurchase of $0.4 million of our 2024 Debentures in the prior year.
Year ended December 31, 2014 versus year ended December 31, 2013. Net cash provided by (used in) financing activities decreased $28.4 million in 2014 compared to the prior year. The decrease primarily related to repurchases of $25.0 million of our common stock and $0.4 million of our 2024 Debentures in 2014 and a $3.1 million decrease in the proceeds received from the exercise of stock options.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2015, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	After 2020
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures (a)	$55.0	$—	$55.0	$—	$—
Interest payments on long-term debt	7.2	2.9	4.3	—	—
Operating leases (b)	6.0	0.4	1.2	1.2	3.2
Potential clawback liabilities (c)	1.3	1.0	—	0.3	—
Other long-term obligations (d)	3.1	0.8	1.6	0.7	—
Total Contractual Cash Obligations	$72.6	$5.1	$62.1	$2.2	$3.2

	Amount of Commitment Expiration by Period
	Total	2016	2017 and 2018	2019 and 2020	After 2020
	(In millions)
Other Commitments:
Letters of credit (e)	$6.3	$—	$—	$6.3	$—

(a)	We have outstanding $55.0 million of our 5.25% convertible senior debentures due May 15, 2018.

(b)	In 2015, we entered into an agreement for the lease of our principal executive offices which will extend through April 2026.

(c)
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2015.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom Systems' Dallas headquarters lease as required in connection with our sale of CompuCom Systems in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $3.0 million at December 31, 2015.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2015, we had $55.0 million outstanding of our 5.25% convertible senior debentures due May 15, 2018.

Liabilities	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at December 31, 2015
2018 Debentures due by year (in millions)	$—	$—	$55.0	$—	$—	$—	$55.0	$60.5
Fixed interest rate	5.25%	5.25%	5.25%	5.25%			5.25%

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:

We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2016

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$32,838	$111,897
Marketable securities	31,020	25,263
Prepaid expenses and other current assets	5,810	1,684
Total current assets	69,668	138,844
Property and equipment, net	2,145	123
Ownership interests in and advances to partner companies	171,601	154,192
Loan participations receivable	2,649	3,855
Long-term marketable securities	9,743	19,365
Other assets	1,828	2,075
Total Assets	$257,634	$318,454
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$290	$226
Accrued compensation and benefits	3,338	3,997
Accrued expenses and other current liabilities	2,789	2,334
Total current liabilities	6,417	6,557
Other long-term liabilities	3,965	3,507
Convertible senior debentures—non-current	51,747	50,563
Total Liabilities	62,129	60,627
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2015 and 2014, respectively	2,157	2,157
Additional paid-in capital	817,434	819,757
Treasury stock, at cost; 993 and 921 shares at December 31, 2015 and 2014, respectively	(19,570)	(19,341)
Accumulated deficit	(604,270)	(544,746)
Accumulated other comprehensive loss	(246)	—
Total Equity	195,505	257,827
Total Liabilities and Equity	$257,634	$318,454
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
General and administrative expense	$17,554	$18,970	$21,644
Operating loss	(17,554)	(18,970)	(21,644)
Other income (loss), net	217	31,657	383
Interest income	1,935	1,901	2,646
Interest expense	(4,523)	(4,402)	(4,303)
Equity loss	(39,599)	(15,335)	(12,607)
Net loss before income taxes	(59,524)	(5,149)	(35,525)
Income tax benefit (expense)	—	—	—
Net loss	$(59,524)	$(5,149)	$(35,525)
Net loss per share:
Basic	$(2.85)	$(0.25)	$(1.66)
Diluted	$(2.85)	$(0.25)	$(1.66)
Weighted average shares used in computing net loss per share:
Basic	20,874	20,975	21,362
Diluted	20,874	20,975	21,362
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(59,524)	$(5,149)	$(35,525)
Other comprehensive loss:
Share of other comprehensive loss of equity method investments	(246)	—	—
Total comprehensive loss	$(59,770)	$(5,149)	$(35,525)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2012	$313,971	$(504,072)	$—	20,968	$2,097	$815,946	—	$—
Net loss	(35,525)	(35,525)	—	—	—	—	—	—
Stock options exercised, net	4,417	—	—	559	55	4,261	(7)	101
Issuance of restricted stock, net	99	—	—	26	3	75	3	21
Stock-based compensation expense	1,821	—	—	—	—	1,821	—	—
Repurchase of common stock	(122)	—	—	—	—	—	8	(122)
Balance — December 31, 2013	284,661	(539,597)	—	21,553	2,155	822,103	4	—
Net loss	(5,149)	(5,149)	—	—	—	—	—	—
Stock options exercised, net	1,289	—	—	18	2	(2,716)	(198)	4,003
Issuance of restricted stock, net	98	—	—	—	—	(1,594)	(79)	1,692
Stock-based compensation expense	1,935	—	—	—	—	1,935	—	—
Repurchase of common stock	(25,036)	—	—	—	—	—	1,194	(25,036)
Conversion of convertible senior debentures to common stock	29	—	—	2	—	29	—	—
Balance — December 31, 2014	257,827	(544,746)	—	21,573	2,157	819,757	921	(19,341)
Net loss	(59,524)	(59,524)	—	—	—	—	—	—
Stock options exercised, net	676	—	—	—	—	(1,051)	(83)	1,727
Issuance of restricted stock, net	158	—	—	—	—	(2,883)	(149)	3,041
Stock-based compensation expense	1,611	—	—	—	—	1,611	—	—
Repurchase of common stock	(4,997)	—	—	—	—	—	304	(4,997)
Other comprehensive loss	(246)	—	(246)	—	—	—	—	—
Balance — December 31, 2015	$195,505	$(604,270)	$(246)	21,573	$2,157	$817,434	993	$(19,570)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(59,524)	$(5,149)	$(35,525)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	190	74	92
Amortization of debt discount	1,184	1,085	995
Equity loss	39,599	15,335	12,607
Other (income) loss, net	(217)	(31,657)	(383)
Stock-based compensation expense	1,611	1,935	1,821
Changes in assets and liabilities:
Accounts receivable, net	(923)	(369)	(1,194)
Accounts payable, accrued expenses, and other	331	(1,443)	366
Net cash used in operating activities	(17,749)	(20,189)	(21,221)
Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies	(70,186)	(59,476)	(41,838)
Proceeds from sales of and distributions from companies	25,058	82,822	38,974
Advances and loans to companies	(15,208)	(10,968)	(10,464)
Repayment of advances and loans to companies	1,318	4,684	1,651
Increase in marketable securities	(29,755)	(55,594)	(69,883)
Decrease in marketable securities	33,640	55,410	165,379
Capital expenditures	(1,856)	(59)	(37)
Proceeds from sale of discontinued operations, net	—	—	6,434
Other, net	—	137	42
Net cash provided by (used in) investing activities	(56,989)	16,956	90,258
Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(441)	(43)
Issuance of Company common stock, net	676	1,289	4,417
Repurchase of Company common stock	(4,997)	(25,036)	(122)
Net cash provided by (used in) financing activities	(4,321)	(24,188)	4,252
Net change in cash and cash equivalents	(79,059)	(27,421)	73,289
Cash and cash equivalents at beginning of period	111,897	139,318	66,029
Cash and cash equivalents at end of period	$32,838	$111,897	$139,318
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
Consolidation Method. The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net income (loss) attributable to non-controlling interest in the Statements of Operations. Net income (loss) attributable to non-controlling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2015 and for each of the years in the three-year period then ended, the Company did not hold a controlling interest in any of its partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of the Company's holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. As of December 31, 2015, the Company did not account for any of its partner companies under the fair value method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income or losses of partner companies in the Company’s Consolidated Statements of Operations. The Company includes the carrying value of cost method partner companies in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
Accounting Estimates
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to partner companies, income taxes, stock-based compensation and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

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
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2015, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	December 31, 2015	December 31, 2014
	(In thousands)
Equity Method:
Partner companies	$150,898	$134,861
Private equity funds	942	1,128
	151,840	135,989
Cost Method:
Partner companies	5,024	6,774
Private equity funds	1,966	2,364
	6,990	9,138
Advances to partner companies	12,771	9,065
	$171,601	$154,192
In January 2016, the Company received $4.1 million in connection with the expiration of the escrow period related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $4.1 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. This amount was included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2015 as the Company was owed such amount as of December 31, 2015. In July 2015, the Company received $3.3 million associated with the achievement of performance milestones, resulting in a gain of $3.3 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. Depending on the achievement of certain additional

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

milestones, the Company may receive up to an additional $3.2 million in connection with the transaction. The Company received $36.4 million in initial cash proceeds in connection with the transaction resulting in a gain of $32.7 million, which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2013.
In July 2015, the Company received $1.7 million in connection with the expiration of the escrow period related to the January 2014 sale of Alverix, Inc. to Becton, Dickinson and Company, resulting in a gain of $1.7 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. The Company received $15.7 million in initial cash proceeds in connection with the transaction resulting in a gain of $15.7 million, which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2014.
In July and March 2015, the Company received an aggregate $2.9 million in connection with the expiration of the escrow period related to the February 2014 sale of Crescendo Bioscience, Inc. to Myriad Genetics, Inc., resulting in a gain of $2.9 million which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. The Company received $38.4 million in initial cash proceeds in connection with the transaction resulting in a gain of $27.4 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2014.
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received cash proceeds of $7.8 million in connection with the transaction, excluding $1.2 million which will be held in escrow until July 2016. The Company recognized an impairment charge of $2.9 million which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was based on the difference between the Company's carrying value in Quantia and the initial net proceeds received.
In April 2015, DriveFactor, Inc. was acquired by CCC Information Services Inc. The Company received cash proceeds of $9.1 million, excluding $1.1 million which will be held in escrow until approximately April 2016. The Company recognized a gain of $6.1 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015.
In April 2014, the Company sold its ownership interests in Sotera Wireless, Inc. The Company received $4.2 million in cash proceeds in connection with the transaction and recognized a gain of $1.5 million, which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2014.
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
The Company recognized an impairment charge of $3.6 million related to AppFirst, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was due to lack of revenue growth. The adjusted carrying value of AppFirst is $3.0 million.
The Company recognized an impairment charge of $3.2 million related to InfoBionic, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was due to discontinuation of InfoBionic's first-generation product. The amount of the impairment was determined based on the value at which InfoBionic raised additional equity financing in July 2015 from the Company and other existing capital providers.
The Company recognized an impairment charge of $2.3 million related to Dabo Health, Inc. which is reflected in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was based on the decision of the Company and other shareholders not to continue to fund Dabo Health's operations. The Company believes it is unlikely it will recover any of its capital.
The Company recognized impairment charges of $11.2 million related to PixelOptics, Inc. which are reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2013. The impairments were based on PixelOptics' inability to raise additional capital to continue its operations. In 2013, PixelOptics filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company believes it is unlikely it will recover any of its capital.
The following summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, has been compiled from the financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2015	2014
	(In thousands)
Balance Sheets:
Current assets	$357,663	$312,621
Non-current assets	109,454	90,469
Total assets	$467,117	$403,090
Current liabilities	$253,692	$163,016
Non-current liabilities	110,829	80,050
Shareholders’ equity	102,596	160,024
Total liabilities and shareholders’ equity	$467,117	$403,090
As of December 31, 2015, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $105.6 million. Of this excess, $78.8 million was allocated to goodwill and $26.8 million was allocated to intangible assets.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Results of Operations:
Revenue	$401,182	$319,197	$270,666
Gross profit	$113,801	$97,405	$121,297
Net loss	$(140,801)	$(108,994)	$(63,452)
3. Acquisitions of Ownership Interests in Partner Companies
In December 2015, the Company funded $2.0 million of a convertible bridge loan to CloudMine, Inc. The Company had previously acquired a 30.1% interest in CloudMine for $2.9 million in February 2015. CloudMine empowers payers, providers, and pharmaceutical organizations to mobilize patient information by building robust applications and driving actionable insights. The Company accounts for its interest in CloudMine under the equity method.
In December 2015, the Company funded $0.7 million of a convertible bridge loan to Hoopla Software, Inc. The Company had previously deployed an aggregate of $3.2 million in Hoopla. Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. The Company accounts for its interest in Hoopla under the equity method.
In December 2015, the Company acquired a 26.3% interest in Zipnosis, Inc. for $7.0 million. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform. The Company accounts for its interest in Zipnosis under the equity method.
In December 2015, the Company funded $0.6 million of a convertible bridge loan to WebLinc, Inc. The Company had previously deployed $6.0 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
In October 2015, the Company acquired a 34.2% interest in Cask Data, Inc. for $11.0 million. Cask Data accelerates the development and deployment of production Hadoop applications. The Company accounts for its interest in Cask under the equity method.
During the year ended December 31, 2015, the Company funded an aggregate of $3.0 million of convertible bridge loans to AppFirst, Inc. The Company had previously deployed an aggregate of $8.6 million in AppFirst. AppFirst's patented technology provides enterprises with continuous and complete visibility into all the applications and supporting resources in their IT ecosystem, regardless of infrastructure. The Company accounts for its interest in AppFirst under the equity method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2015, the Company deployed an additional $1.5 million into InfoBionic, Inc. The Company had previously deployed an aggregate of $8.0 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
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
In April and March 2015, the Company funded an aggregate $1.0 million convertible bridge loan to AdvantEdge Healthcare Solutions, Inc. The Company had previously deployed an aggregate of $15.3 million in AdvantEdge. AdvantEdge is a technology-enabled provider of healthcare revenue cycle and business management solutions that improve decision-making, maximize financial performance, streamline operations and mitigate compliance risks for healthcare providers. The Company accounts for its interest in AdvantEdge under the equity method.
In April 2015, the Company acquired a 31.5% interest in meQuilibrium for $6.5 million. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. The Company accounts for its interest in meQuilibrium under the equity method.
In March 2015, the Company funded $4.0 million of a convertible bridge loan to Spongecell, Inc. The Company had previously deployed $10.0 million in Spongecell. Spongecell is a creative technology company that allows brand advertisers to create personal connections on a global scale. The Company accounts for its interest in Spongecell under the equity method.
In March 2015, the Company deployed an additional $0.3 million into Dabo Health, Inc. The Company had previously deployed $2.0 million in Dabo Health. The Company impaired all of the carrying value of Dabo Health in the first quarter of 2015. The Company accounted for its interest in Dabo Health under the cost method.
In January 2015, the Company acquired a 19.9% interest in Aventura, Inc. for $6.0 million. Aventura provides awareness computing for the healthcare industry. The Company accounts for its interest in Aventura under the equity method.
In January 2015, the Company acquired a 25.4% interest in Full Measure Education, Inc. for $4.0 million. Full Measure is a technology company dedicated to the higher education industry. The Company accounts for its interest in Full Measure under the equity method.
In January 2015, the Company deployed an additional $1.1 million into Trice Medical, Inc. The Company had previously deployed an aggregate of $5.0 million in Trice Medical. Trice Medical is a diagnostics company focused on micro invasive technologies. The Company accounts for its interest in Trice Medical under the equity method.
In August 2014, the Company acquired a 24.6% interest in Propeller Health, Inc. for $9.0 million. Propeller Health provides digital solutions to measurably improve respiratory health. The Company accounts for its interest in Propeller Health under the equity method.
In August 2014, the Company acquired a 24.8% interest in Transactis, Inc. for $9.5 million. Transactis provides electronic billing and payment solutions. The Company accounts for its interest in Transactis under the equity method.

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
In August 2013, the Company deployed an additional $1.1 million in DriveFactor, Inc. The Company previously deployed an aggregate of $3.5 million in DriveFactor. In April 2015, the Company sold its interests in DriveFactor for $9.1 million. The Company accounted for its interest in DriveFactor under the equity method.
In July 2013, the Company funded $1.0 million of a convertible bridge loan to Crescendo Bioscience, Inc. The Company previously had previously deployed $10.0 million in Crescendo Bioscience. In February 2014, the Company sold its interest in Crescendo Bioscience for $38.4 million. The Company accounted for its interest in Crescendo Bioscience under the cost method.
During the year ended December 31, 2013, the Company funded an aggregate of $5.3 million of a convertible bridge loan to PixelOptics, Inc. The Company previously deployed an aggregate of $31.6 million in PixelOptics. The Company fully impaired its ownership interest in PixelOptics in 2013 based on PixelOptics' inability to raise additional capital to continue its operations. The Company accounted for its interest in PixelOptics under the equity method.
In June 2013, the Company deployed an additional $5.3 million in Medivo, Inc. The Company had previously deployed $6.3 million in Medivo. Medivo is a healthcare data analytics company that unlocks the power of lab data to improve health. The Company accounts for its interest in Medivo under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets of the Company measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Carrying Value	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$32,838	$32,838	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$1,329	$1,329	$—	$—
Certificates of deposit	39,434	39,434	—	—
Total marketable securities	$40,763	$40,763	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$111,897	$111,897	$—	$—
Marketable securities—held-to-maturity:
Commercial paper	$6,596	$6,596	$—	$—
U.S. Treasury Bills	1,503	1,503	—	—
Government agency bonds	503	503	—	—
Certificates of deposit	36,026	36,026	—	—
Total marketable securities	$44,628	$44,628	$—	$—
As of December 31, 2015, $31.0 million of marketable securities had contractual maturities which were less than one year and $9.7 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2015 was $14.51.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2015, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $60.5 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2015, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $3.3 million and the net carrying value of the liability component was $51.7 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $1.2 million, $1.1 million and $1.0 million of such expense for the years ended December 31, 2015, 2014 and 2013, respectively. The effective interest rate on the 2018 Debentures is 8.7%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at December 31, 2015 was $18.7 million.
6. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2015, the Company repurchased 0.3 million shares at an aggregate cost of $5.0 million.

7. Stock-Based Compensation
Equity Compensation Plans
The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2013, the Company issued 70 thousand options outside of existing plans as inducement awards in accordance with New York Stock Exchange rules. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2015, the Company had reserved 4.2 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan, and other previously expired equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
General and administrative expense	$1,611	$1,935	$1,821
	$1,611	$1,935	$1,821
At December 31, 2015, the Company had outstanding options that vest based on three different types of vesting schedules:
1) performance-based;
2) market-based; and
3) service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the years ended December 31, 2015, 2014 and 2013, respectively, the Company issued 0 thousand, 8 thousand and 67 thousand performance-based options to employees. During the year ended December 31, 2014, 7 thousand performance-based options vested. No performance-based options vested during 2015 or 2013. During the years ended December 31, 2015, 2014 and 2013, respectively, 9 thousand, 16 thousand and 398 thousand performance-based options were canceled or forfeited. The Company recorded compensation expense related

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to performance-based options of $0.0 million, $0.1 million and $0.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The maximum number of unvested shares at December 31, 2015 attainable under these grants was 453 thousand shares.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. During the years ended December 31, 2015, 2014 and 2013, the Company did not issue any market-based awards to employees. During the year ended December 31, 2014, 22 thousand market-based options vested. No market-based options vested during 2015 or 2013. During the years ended December 31, 2015, 2014 and 2013, respectively, 91 thousand, 155 thousand and 554 thousand market-based options were canceled or forfeited. The Company recorded compensation expense related to market-based options of $0.0 million, $0.0 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. There is no further expense to be recognized related to market-based options. Depending on the Company’s stock performance, the maximum number of unvested shares at December 31, 2015 attainable under these grants was 136 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2015, 2014 and 2013, respectively, the Company issued 31 thousand, 23 thousand and 52 thousand service-based options to employees. During the years ended December 31, 2015, 2014 and 2013, respectively, 8 thousand, 8 thousand and 14 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these options of $0.3 million, $0.3 million and $0.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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

	Year Ended December 31,
	2015	2014	2013
Service-Based Options
Dividend yield	0%	0%	0%
Expected volatility	26%	32%	52%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	1.5%	1.7%	1.3%
		Year Ended December 31,
		2014	2013
Performance-Based Options
Dividend yield		0%	0%
Expected volatility		32%	46%
Average expected option life		4.8 years	4.7 years
Risk-free interest rate		1.7%	1.8%
The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2015, 2014 and 2013 was $4.25, $7.02 and $6.83 per share, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2012	3,287	$10.72
Options granted	120	15.61
Options exercised	(612)	8.44
Options canceled/forfeited	(967)	9.38
Outstanding at December 31, 2013	1,828	12.51
Options granted	31	19.38
Options exercised	(365)	11.48
Options canceled/forfeited	(178)	13.58
Outstanding at December 31, 2014	1,316	12.81
Options granted	31	17.26
Options exercised	(155)	13.12
Options canceled/forfeited	(107)	13.06
Outstanding at December 31, 2015	1,085	12.86	3.78	$2,819
Options exercisable at December 31, 2015	422	12.14	2.38	1,351
Options vested and expected to vest at December 31, 2015	1,085	12.86	3.78	2,819
Shares available for future grant	2,345
The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $2.4 million and $3.9 million, respectively.
At December 31, 2015, total unrecognized compensation cost related to non-vested service-based options was $0.3 million. That cost is expected to be recognized over a weighted-average period of 2.6 years. At December 31, 2015, total unrecognized compensation cost related to non-vested performance-based options was $0.3 million. That cost is expected to be recognized over a weighted-average period of 2.6 years but would be accelerated if stock price targets are achieved earlier than estimated.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the years ended December 31, 2015, 2014 and 2013, respectively, the Company issued 153 thousand, 119 thousand and 83 thousand performance-based stock units to employees. Under the 2015 and 2014 performance-based award plans, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At December 31, 2015, the liability associated with such potential cash payments was $0.0 million.
During the years ended December 31, 2015, 2014 and 2013, respectively, the Company issued 81 thousand, 59 thousand and 28 thousand restricted shares to employees. Restricted shares generally vest over a period of approximately four years.
During the years ended December 31, 2015, 2014, and 2013, respectively, the Company issued 44 thousand, 46 thousand and 48 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

During the years ended December 31, 2015, 2014 and 2013, the Company granted 9 thousand, 8 thousand and 8 thousand shares, respectively, to members of its advisory boards, and recorded compensation expense of $0.1 million in each year related to these awards.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $1.3 million, $1.5 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2015 was $4.8 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $1.4 million and $1.1 million, respectively.
Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2013	317	$15.34
Granted	231	19.67
Vested	(78)	17.91
Forfeited	(15)	15.61
Unvested at December 31, 2014	455	17.09
Granted	286	15.02
Vested	(64)	17.42
Forfeited	(7)	18.76
Unvested at December 31, 2015	670	16.16
8. Other Income (Loss), Net

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gain on sale of ownership interests in cost method partner companies	$2,914	$31,835	$—
Impairment charges on cost method partner companies and private equity funds	(2,754)	(54)	(250)
Other	57	(124)	633
	$217	$31,657	$383
9. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2015, 2014 and 2013.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014	2013
Statutory tax (benefit) expense	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
Stock-based compensation	0.1	1.5	0.2
Nondeductible expenses	0.2	2.9	0.1
Valuation allowance	34.7	30.6	34.7
	0.0%	0.0%	0.0%

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$83,042	$68,557
Tax loss and credit carryforwards	84,493	76,766
Accrued expenses	1,391	1,484
Stock-based compensation	1,655	4,761
Other	1,369	1,353
	171,950	152,921
Valuation allowance	(171,950)	(152,921)
Net deferred tax asset	$—	$—
As of December 31, 2015, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $230.3 million. These carryforwards expire as follows:

Total
(In thousands)
2016	$—
2017	—
2018	—
2019	—
2020 and thereafter	230,278
$230,278
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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2015, 2014 and 2013.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2012 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2015 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Net Loss Per Share
The calculations of net loss per share were:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Basic:
Net loss	$(59,524)	$(5,149)	$(35,525)
Weighted average common shares outstanding	20,874	20,975	21,362
Net loss per share	$(2.85)	$(0.25)	$(1.66)
Diluted:
Net loss	$(59,524)	$(5,149)	$(35,525)
Weighted average common shares outstanding	20,874	20,975	21,362
Net loss per share	$(2.85)	$(0.25)	$(1.66)
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
Diluted loss per share for the years ended December 31, 2015, 2014 and 2013 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At December 31, 2015, 2014 and 2013, options to purchase 1.1 million, 1.3 million and 1.8 million shares of common stock, respectively, at prices ranging from $7.14 to $19.95 per share, $7.14 to $19.95 per share and $3.93 to $18.80 per share, respectively, were excluded from the calculation.

•
At December 31, 2015, 2014 and 2013 unvested restricted stock units, performance-based stock units and DSUs convertible into 0.7 million, 0.5 million and 0.3 million shares of stock were excluded from the calculations.

•	For the years ended December 31, 2015, 2014, and 2013, 3.0 million shares of common stock representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.
11. Related Party Transactions
In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Through December 31, 2015, the Company recognized impairment charges against the loan of $15.7 million. Since 2001 and through December 31, 2015, the Company has received a total of $17.0 million in payments on the loan. The carrying value of the loan at December 31, 2015 was zero. The Company received payments of $0.1 million on this loan agreement in 2014 and did not receive any payments on this loan agreement in 2015 or 2013.
In the normal course of business, the Company’s directors, officers and employees hold board positions with partner and other companies in which the Company has a direct or indirect ownership interest.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company leases its corporate headquarters under a lease expiring in 2026 and office equipment under leases expiring at various dates to 2020. Total rental expense under operating leases was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Total
(In thousands)
2016	$397
2017	584
2018	591
2019	602
2020 and thereafter	3,843
$6,017
The Company had outstanding guarantees of $3.8 million at December 31, 2015 which related to one of the Company's private equity holdings.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2015. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.3 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2015.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at December 31, 2015.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Supplemental Cash Flow Information
During the years ended December 31, 2015 and 2014, the Company converted $1.0 million and $2.7 million, respectively, of advances to partner companies into ownership interests in partner companies. Cash paid for interest in each of the years ended December 31, 2015, 2014 and 2013 was $2.9 million. Cash paid for taxes in each of the years ended December 31, 2015, 2014 and 2013 was $0.0 million.
14. Operating Segments
As of December 31, 2015, the Company held interests in 29 non-consolidated partner companies which are included in the Healthcare and Technology segments. The Company’s active partner companies as of December 31, 2015 by segment were as follows for the years ended December 31, 2015, 2014 and 2013:

Healthcare

	Safeguard Primary Ownership as of December 31,
Partner Company	2015	2014	2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	40.1%	Equity
Aventura, Inc.	19.9%	NA	NA	Equity
Good Start Genetics, Inc.	29.6%	29.9%	30.0%	Equity
InfoBionic, Inc.	38.5%	27.8%	NA	Equity
Medivo, Inc.	34.5%	34.5%	34.5%	Equity
meQuilibrium	31.5%	NA	NA	Equity
NovaSom, Inc.	31.7%	31.7%	30.3%	Equity
Propeller Health, Inc.	24.6%	24.6%	NA	Equity
Putney, Inc.	28.2%	28.3%	27.6%	Equity
Syapse, Inc.	24.4%	27.0%	NA	Equity
Trice Medical, Inc.	27.7%	31.9%	NA	Equity
Zipnosis, Inc	26.3%	NA	NA	Equity

Technology

	Safeguard Primary Ownership as of December 31,
Partner Company	2015	2014	2013	Accounting Method
AppFirst, Inc.	34.2%	34.3%	34.3%	Equity
Apprenda, Inc.	29.5%	21.6%	22.0%	Equity
Beyond.com, Inc.	38.2%	38.2%	38.2%	Equity
Bridgevine, Inc.	17.2%	17.2%	22.7%	Cost (1)
Cask Data, Inc.	34.2%	NA	NA	Equity
CloudMine, Inc.	30.1%	NA	NA	Equity
Clutch Holdings, Inc.	39.3%	29.6%	24.0%	Equity
Full Measure Education, Inc.	25.4%	NA	NA	Equity
Hoopla Software, Inc.	25.6%	25.6%	25.3%	Equity
Lumesis, Inc.	44.7%	45.7%	44.2%	Equity
MediaMath, Inc.	20.6%	20.7%	22.5%	Equity
Pneuron Corporation	35.4%	27.6%	27.6%	Equity
QuanticMind, Inc. (formerly InsideVault, Inc.)	23.6%	NA	NA	Equity
Sonobi, Inc.	22.6%	NA	NA	Equity
Spongecell, Inc.	23.0%	23.0%	23.0%	Equity
Transactis, Inc.	24.5%	24.8%	NA	Equity
WebLinc, Inc.	29.2%	29.2%	NA	Equity
(1) In the second quarter of 2014, the Company’s ownership interest in Bridgevine decreased below the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for Bridgevine from the equity method to the cost method.

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
Other Items include certain expenses which are not identifiable to the operations of the Company’s operating segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance, professional fees, rent expense, interest income, interest expense and other income (loss), equity income (loss) related to certain private equity fund ownership interests and income taxes. Other items also include interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity participation interests in which the Company participates with Penn Mezzanine as well as equity income (loss) associated with the Company's interest in the management company and general partner of Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Penn Mezzanine is not making any new loans and has two remaining loans in which the Company has participating interests.
As of December 31, 2015 and 2014, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities of $73.6 million and $156.5 million at December 31, 2015 and 2014, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents segment data from operations:

	For the Year Ended December 31, 2015
	Healthcare	Technology	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(17,554)	$(17,554)
Other income (loss), net	558	—	558	(341)	217
Equity loss	(23,790)	(15,691)	(39,481)	(118)	(39,599)
Net loss	(23,232)	(15,691)	(38,923)	(20,601)	(59,524)
Segment Assets:
December 31, 2015	53,332	119,442	172,774	84,860	257,634

	For the Year Ended December 31, 2014
	Healthcare	Technology	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(18,970)	$(18,970)
Other income (loss), net	31,820	—	31,820	(163)	31,657
Equity loss	(3,944)	(10,831)	(14,775)	(560)	(15,335)
Net income (loss)	27,876	(10,831)	17,045	(22,194)	(5,149)
Segment Assets:
December 31, 2014	62,292	88,408	150,700	167,754	318,454

	For the Year Ended December 31, 2013
	Healthcare	Technology	Total Segments	Other Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(21,644)	$(21,644)
Other income (loss), net	(857)	—	(857)	1,240	383
Equity income (loss)	(31,706)	20,899	(10,807)	(1,800)	(12,607)
Net income (loss)	(32,563)	20,899	(11,664)	(23,861)	(35,525)

Net loss from Other Items was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Corporate operations	$(20,601)	$(22,194)	$(23,861)
Income tax benefit (expense)	—	—	—
	$(20,601)	$(22,194)	$(23,861)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015:
General and administrative expense	$4,880	$4,754	$3,962	$3,958
Operating loss	(4,880)	(4,754)	(3,962)	(3,958)
Other income (loss), net	(388)	(15)	704	(84)
Interest income	449	640	398	448
Interest expense	(1,122)	(1,128)	(1,133)	(1,140)
Equity loss	(8,662)	(13,765)	(7,635)	(9,537)
Net loss before income taxes	(14,603)	(19,022)	(11,628)	(14,271)
Income tax benefit (expense)	—	—	—	—
Net loss	$(14,603)	$(19,022)	$(11,628)	$(14,271)
Net loss per share (a)
Basic	$(0.70)	$(0.91)	$(0.56)	$(0.69)
Diluted	$(0.70)	$(0.91)	$(0.56)	$(0.69)
2014:
General and administrative expense	$5,239	$5,069	$4,177	$4,485
Operating loss	(5,239)	(5,069)	(4,177)	(4,485)
Other income (loss), net	30,374	1,452	(246)	77
Interest income	470	542	482	407
Interest expense	(1,094)	(1,098)	(1,103)	(1,107)
Equity income (loss)	6,808	(3,175)	(8,962)	(10,006)
Net income (loss) before income taxes	31,319	(7,348)	(14,006)	(15,114)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$31,319	$(7,348)	$(14,006)	$(15,114)
Net income (loss) per share (a)
Basic	$1.44	$(0.35)	$(0.68)	$(0.73)
Diluted	$1.29	$(0.35)	$(0.68)	$(0.73)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 are functioning effectively.
Our business strategy involves the acquisition of new businesses on an ongoing basis, most of which are young, growing companies. Typically, these companies historically have not had all of the controls and procedures they would need to comply with the requirements of the Exchange Act and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement necessary controls and procedures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security ownership of certain beneficial owners is incorporated by reference to the portion of our Definitive Proxy Statement entitled “Stock Ownership of Certain Beneficial Owners, Directors and Officers.”

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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2015, 162,905 shares were subject to outstanding options and performance stock units ("PSUs"), no shares were available for future issuance, and 610,855 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that remained outstanding at December 31, 2015, continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.

During 2007, 2008, 2011 and 2013, the Compensation Committee granted “employee inducement” awards to four newly hired executives. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 571,666 shares of Safeguard common stock. All of these “employee inducement” awards were granted with a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. 455,416 of such awards were granted with an eight-year term and 116,250 of such awards were granted with a 10-year term. During 2015, 76,110 of the shares underlying certain inducement awards were exercised and 90,556 of the shares underlying certain inducement awards expired. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2015, 101,250 shares are subject to time-based vesting, with an aggregate of 23,126 shares vesting on the first anniversary of the grant date and 69,374 shares vesting in 36 equal monthly installments thereafter, and 2,188 shares vesting on the second anniversary of the grant date and 6,562 shares vesting in 36 equal monthly installments thereafter. Of the remaining shares underlying the “employee inducement” awards that were outstanding at December 31, 2015, 187,500 vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price and 116,250 vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the market-based vesting or capital-return based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2015 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	1,275,138	$14.0854	2,344,658
Equity compensation plans not approved by security holders (4)	567,905	$11.5479	—
Total	1,843,043	$13.3035	2,344,658

(1)	Includes a total of 685,946 shares underlying PSUs and DSUs awarded for no consideration and 72,557 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 758,503 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Includes awards granted under the 2001 Plan and 405,000 “employee inducement” awards.
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
None.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Compensation Summary — Non-employee Directors	Form 10-Q 4/24/15	10.2
10.7.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.7.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.7.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3
10.8.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.9.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1

10.10.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.11.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.11.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.11.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.11.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.11.5	Fourth Loan Modification Agreement dated as of December 22, 2014, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/23/14	10.1
10.11.6	Fifth Loan Modification Agreement dated as of December 29, 2015, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/29/15	10.1
10.12	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.13	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.14	Lease Agreement, Effective February 2, 2015, Between Safeguard Scientifics, Inc., a Pennsylvania Corporation, and Radnor Properties-SDC, L.P., a Delaware Limited Partnership	Form 10-Q 4/24/15	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer
Dated: March 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEPHEN T. ZARRILLI	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Stephen T. Zarrilli
JEFFREY B. MCGROARTY	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
Jeffrey B. McGroarty
MARA G. ASPINALL	Director	March 4, 2016
Mara G. Aspinall
JULIE A. DOBSON	Director	March 4, 2016
Julie A. Dobson
ANDREW E. LIETZ	Chairman of the Board of Directors	March 4, 2016
Andrew E. Lietz
STEPHEN FISHER	Director	March 4, 2016
Stephen Fisher
GEORGE MACKENZIE	Director	March 4, 2016
George MacKenzie
JACK L. MESSMAN	Director	March 4, 2016
Jack L. Messman
JOHN J. ROBERTS	Director	March 4, 2016
John J. Roberts
ROBERT J. ROSENTHAL	Director	March 4, 2016
Robert J. Rosenthal