Form 10-Q
period 2016-03-31
SAFEGUARD SCIENTIFICS INC
filed 2016-04-29
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Yes  ☐    No  ☑
Number of shares outstanding as of April 27, 2016
Common Stock 20,153,261

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$28,163	$32,838
Marketable securities	10,936	31,020
Prepaid expenses and other current assets	5,159	5,810
Total current assets	44,258	69,668
Property and equipment, net	2,087	2,145
Ownership interests in and advances to partner companies	182,851	171,601
Loan participations receivable	2,627	2,649
Long-term marketable securities	3,250	9,743
Other assets	1,037	1,037
Total Assets	$236,110	$256,843
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$220	$290
Accrued compensation and benefits	1,748	3,338
Accrued expenses and other current liabilities	3,315	2,789
Total current liabilities	5,283	6,417
Other long-term liabilities	4,030	3,965
Convertible senior debentures	51,344	50,956
Total Liabilities	60,657	61,338
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2016 and December 31, 2015	2,157	2,157
Additional paid-in capital	818,271	817,434
Treasury stock, at cost; 1,420 and 993 shares at March 31, 2016 and December 31, 2015, respectively	(24,997)	(19,570)
Accumulated deficit	(619,722)	(604,270)
Accumulated other comprehensive loss	(256)	(246)
Total Equity	175,453	195,505
Total Liabilities and Equity	$236,110	$256,843
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2016	2015
General and administrative expense	$5,228	$4,880
Operating loss	(5,228)	(4,880)
Other income (loss), net	—	(388)
Interest income	420	449
Interest expense	(1,149)	(1,122)
Equity loss	(9,495)	(8,662)
Net loss before income taxes	(15,452)	(14,603)
Income tax benefit (expense)	—	—
Net loss	$(15,452)	$(14,603)

Net loss per share:
Basic	$(0.76)	$(0.70)
Diluted	$(0.76)	$(0.70)
Weighted average shares used in computing loss per share:
Basic	20,448	20,861
Diluted	20,448	20,861

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended March 31,
	2016	2015
Net loss	$(15,452)	$(14,603)
Other comprehensive loss:
Share of other comprehensive loss of equity method investments	(10)	—
Total comprehensive loss	$(15,462)	$(14,603)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net cash used in operating activities	$(5,840)	$(6,481)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	4,194	2,192
Acquisitions of ownership interests in companies	(17,073)	(14,129)
Advances and loans to companies	(7,119)	(8,338)
Repayment of advances and loans to companies	28	28
Increase in marketable securities	—	(9,337)
Decrease in marketable securities	26,602	8,815
Capital expenditures	(22)	(110)
Net cash provided by (used in) investing activities	6,610	(20,879)
Cash Flows from Financing Activities:
Issuance of Company common stock, net	—	549
Repurchase of Company common stock	(5,445)	—
Net cash provided by (used in) financing activities	(5,445)	549
Net change in cash and cash equivalents	(4,675)	(26,811)
Cash and cash equivalents at beginning of period	32,838	111,897
Cash and cash equivalents at end of period	$28,163	$85,086
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2015	$195,505	$(604,270)	$(246)	21,573	$2,157	$817,434	993	$(19,570)
Net loss	(15,452)	(15,452)	—	—	—	—	—	—
Repurchase of common stock	(5,445)	—	—	—	—	—	428	(5,445)
Issuance of restricted stock, net	48	—	—	—	—	30	(1)	18
Stock-based compensation expense	807	—	—	—	—	807	—	—
Other comprehensive loss	(10)	—	(10)	—	—	—	—	—
Balance - March 31, 2016	$175,453	$(619,722)	$(256)	21,573	$2,157	$818,271	1,420	$(24,997)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2015 Annual Report on Form 10-K.
Retrospective Adoption of Accounting Guidance
In the first quarter of 2016, the Company adopted accounting guidance that required retrospective adjustment to previously issued financial statements.  All prior period data presented in the Company's Consolidated Financial Statements reflect the retrospective adoption of this guidance.
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  The Company adopted the ASU in the first quarter of 2016.  As a result of the adoption of ASU No. 2015-03, the Company reclassified its capitalized debt issuance costs previously recorded within Other assets to a contra-liability reducing Convertible senior debentures on the Consolidated Balance Sheets.  The reclassification was $0.8 million as of December 31, 2015.  The ASU had no effect on the Company's results of operations or liquidity.

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	March 31, 2016	December 31, 2015
	(Unaudited - In thousands)
Equity Method:
Partner companies	$156,792	$150,898
Private equity funds	869	942
	157,661	151,840
Cost Method:
Partner companies	5,774	5,024
Private equity funds	1,852	1,966
	7,626	6,990
Advances to partner companies	17,564	12,771
	$182,851	$171,601
In April 2016, the Company received $3.3 million associated with the achievement of the final performance milestone related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $3.3 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the three months ended March 31, 2016. This amount was included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of March 31, 2016 as the Company was owed such amount as of March 31, 2016. In January 2016, the Company received $4.1 million in connection with the expiration of the escrow period related to the transaction, which was included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2015 as the Company had earned such amount as of December 31, 2015.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions of Ownership Interests in Partner Companies
In March 2016, the Company funded $1.0 million of a convertible bridge loan to Hoopla Software, Inc. The Company had previously deployed an aggregate of $3.8 million in Hoopla. Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. The Company accounts for its interest in Hoopla under the equity method.
In March 2016, the Company funded $0.5 million of a convertible loan to NovaSom, Inc. The Company had previously deployed an aggregate of $21.0 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® Home Sleep Test. The Company accounts for its interest in NovaSom under the equity method.
In March and January 2016, the Company deployed an aggregate of $4.0 million into Full Measure Education, Inc. The Company had previously deployed $4.0 million in Full Measure. Full Measure is a technology company dedicated to the higher education industry. The Company accounts for its interest in Full Measure under the equity method.
In January 2016, the Company funded $1.0 million of a convertible bridge loan to AppFirst, Inc. The Company had previously deployed an aggregate of $11.6 million in AppFirst. AppFirst's patented technology provides enterprises with continuous and complete visibility into all the applications and supporting resources in their IT ecosystem, regardless of infrastructure. The Company accounts for its interest in AppFirst under the equity method.
In January 2016, the Company deployed an additional $4.4 million into WebLinc, Inc. The Company had previously deployed an aggregate of $6.6 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
In January 2016, the Company funded $2.0 million of a convertible loan to Spongecell, Inc. The Company had previously deployed an aggregate of $14.0 million in Spongecell. Spongecell is a creative technology company that allows brand advertisers to create personal connections on a global scale. The Company accounts for its interest in Spongecell under the equity method.
In January 2016, the Company deployed an additional $1.0 million into InfoBionic, Inc. The Company had previously deployed an aggregate of $9.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
In January 2016, the Company deployed an additional $7.5 million into Syapse, Inc. The Company had previously deployed $5.8 million in Syapse. Syapse is a software company that enables healthcare providers to deploy precision medicine programs. The Company accounts for its interest in Syapse under the equity method.
In January 2016, the Company funded $2.0 million of a convertible bridge loan to Clutch Holdings, Inc. The Company had previously deployed an aggregate of $12.3 million in Clutch. Clutch provides consumer management technology that delivers customer intelligence and consumer engagement solutions to premium brands. The Company accounts for its interest in Clutch under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Carrying Value	Fair Value Measurement at March 31, 2016
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$28,163	$28,163	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$614	$614	$—	$—
Certificates of deposit	13,572	13,572	—	—
Total marketable securities	$14,186	$14,186	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$32,838	$32,838	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$1,329	$1,329	$—	$—
Certificates of deposit	39,434	39,434	—	—
Total marketable securities	$40,763	$40,763	$—	$—
As of March 31, 2016, $10.9 million of marketable securities had contractual maturities which were less than one year and $3.3 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
5. Convertible Debentures and Credit Arrangements
Convertible Senior Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). The 2018 Debentures may be settled in cash or partially in cash upon conversion. Accordingly, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At March 31, 2016, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $58.0 million, based on the midpoint of the bid and ask prices as of such date. At March 31, 2016, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $2.9 million, unamortized debt issuance costs were $0.7 million and the net carrying value of the liability component was $51.3 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term as additional interest expense using the effective interest method and recorded $0.3 million of such expense for the three months ended March 31, 2016 and 2015. The effective interest rate on the 2018 Debentures is 8.7%.
Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at March 31, 2016 was $18.7 million.
6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2016	2015
	(Unaudited - In thousands)
General and administrative expense	$807	$257
	$807	$257
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
At March 31, 2016, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	performance-based;
2)	market-based; and
3)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the three months ended March 31, 2016 and 2015, the Company did not issue any performance-based options to employees. During the three months ended March 31, 2016 and 2015, no performance-based options vested. During the three months ended March 31, 2016 and 2015, no performance-based options were canceled or forfeited. The Company recorded compensation expense related to performance-based options of $0.2 million and $0.0 million for the three months ended March 31, 2016 and 2015, respectively. The maximum number of unvested shares at March 31, 2016 attainable under these grants was 453 thousand shares.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. During the three months ended March 31, 2016 and 2015, the Company did not issue any market-based options to employees. During the three months ended March 31, 2016 and 2015, no market-based options vested. During the three months ended March 31, 2016 and 2016, no market-based options were canceled or forfeited. There is no further expense to be recognized related to market-based options. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2016 attainable under these grants was 136 thousand shares.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the three months ended March 31, 2016 and 2015, the Company issued 1 thousand and 13 thousand service-based options, respectively, to employees. During the three months ended March 31, 2016 and 2015, 8 thousand and 6 thousand service-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to service-based options of $0.0 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the three months ended March 31, 2016 and 2015, the Company did not issue any performance-based stock units to employees. Under the 2015 and 2014 performance-based award plans, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At March 31, 2016, the liability associated with such potential cash payments was $0.0 million.
During the three months ended March 31, 2016 and 2015, the Company issued 5 thousand and 2 thousand deferred stock units, respectively, to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
During the three months ended March 31, 2016 and 2015, the Company did not issue any restricted stock awards.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $0.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2016 and 2015. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2016 and 2015 was offset by changes in the valuation allowance. During the three months ended March 31, 2016, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Loss Per Share
The calculations of net loss per share were as follows:

	Three months ended March 31,
	2016	2015
	(Unaudited - In thousands, except per share data)
Basic:
Net loss	$(15,452)	$(14,603)
Weighted average common shares outstanding	20,448	20,861
Net loss per share	$(0.76)	$(0.70)

Diluted:
Net loss	$(15,452)	$(14,603)
Weighted average common shares outstanding	20,448	20,861
Net loss per share	$(0.76)	$(0.70)
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
Diluted earnings per share for the three months ended March 31, 2016 and 2015 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At March 31, 2016 and 2015, options to purchase 1.1 million and 1.3 million shares of common stock, respectively, at prices ranging from $7.14 to $19.95 for both periods were excluded from the calculations.

•
At March 31, 2016 and 2015, unvested restricted stock, performance-based stock units and DSUs convertible into 0.7 million and 0.4 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2016 and 2015, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments
As of March 31, 2016, the Company held interests in 29 non-consolidated partner companies which are included in the Healthcare and Technology segments. The Company’s active partner companies by segment were as follows as of March 31, 2016:

Healthcare
Partner Company	Safeguard Primary Ownership as of March 31, 2016	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aventura, Inc.	19.9%	Equity
Good Start Genetics, Inc.	29.6%	Equity
InfoBionic, Inc.	39.8%	Equity
Medivo, Inc.	34.5%	Equity
meQuilibrium	31.5%	Equity
NovaSom, Inc.	31.7%	Equity
Propeller Health, Inc.	24.5%	Equity
Putney, Inc.	28.2%	Equity
Syapse, Inc.	29.2%	Equity
Trice Medical, Inc.	27.7%	Equity
Zipnosis, Inc.	26.2%	Equity

Technology
Partner Company	Safeguard Primary Ownership as of March 31, 2016	Accounting Method
AppFirst, Inc.	34.2%	Equity
Apprenda, Inc.	29.5%	Equity
Beyond.com, Inc.	38.2%	Equity
Bridgevine, Inc.	17.1%	Cost
Cask Data, Inc.	34.2%	Equity
CloudMine, Inc.	30.1%	Equity
Clutch Holdings, Inc.	38.5%	Equity
Full Measure Education, Inc.	36.0%	Equity
Hoopla Software, Inc.	25.6%	Equity
Lumesis, Inc.	44.4%	Equity
MediaMath, Inc.	20.5%	Equity
Pneuron Corporation	35.4%	Equity
QuanticMind, Inc.	23.6%	Equity
Sonobi, Inc.	22.6%	Equity
Spongecell, Inc.	23.0%	Equity
Transactis, Inc.	24.3%	Equity
WebLinc, Inc.	38.0%	Equity

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2016 and December 31, 2015, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities totaling $42.3 million and $73.6 million at March 31, 2016 and December 31, 2015, respectively.

	Three months ended March 31, 2016
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(5,228)	$(5,228)
Equity income (loss)	(4,996)	(4,500)	(9,496)	1	(9,495)
Net loss	(4,996)	(4,500)	(9,496)	(5,956)	(15,452)
Segment Assets:
March 31, 2016	57,351	126,043	183,394	52,716	236,110
December 31, 2015	53,332	119,442	172,774	84,069	256,843

	Three months ended March 31, 2015
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(4,880)	$(4,880)
Other income (loss), net	(239)	—	(239)	(149)	(388)
Equity income (loss)	(4,042)	(4,772)	(8,814)	152	(8,662)
Net loss	(4,281)	(4,772)	(9,053)	(5,550)	(14,603)

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
The Company had outstanding guarantees of $3.8 million at March 31, 2016 which related to one of the Company's private equity holdings.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2016. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.2 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2016.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at March 31, 2016.
In June 2011, the Company's former partner company, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc. Prior to the expiration of the escrow period in March 2012, Shire plc filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH. No further proceeds will be distributed to the Company or other former owners until the validity of such claims is determined. The Company presently views it as unlikely that it will receive any portion of such amount in the short- or long-term. In connection with the above-referenced investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material from the DOJ regarding ABH and Safeguard’s relationship with ABH. Safeguard intends to cooperate with the investigation.

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company repurchased 0.4 million shares at an aggregate cost of $5.4 million during the three months ended March 31, 2016.
12. Subsequent Events
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received cash proceeds of $58.2 million in connection with the transaction, excluding approximately $0.6 million which will be held in escrow until April 2017. The Company expects to recognize a gain of approximately $55.0 million in the three and six months ending June 30, 2016.

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
Healthcare — companies focused principally on medical technology (“MedTech”), including diagnostics and devices; and healthcare technology (“HealthTech”). Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and
Technology — companies focused principally on digital media and enterprise technology including financial technology, mobile technology, cloud, “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.

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

	Three months ended March 31,
	2016	2015
	(In thousands)
Healthcare	$(4,996)	$(4,281)
Technology	(4,500)	(4,772)
Total segments	(9,496)	(9,053)
Other items:
Corporate operations	(5,956)	(5,550)
Income tax benefit (expense)	—	—
Total other items	(5,956)	(5,550)
Net income (loss)	$(15,452)	$(14,603)
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
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of March 31, 2016. Certain entities which may have been partner companies in previous periods are omitted if, as of March 31, 2016, they had been sold or are no longer considered a partner company.

Healthcare
The following active partner companies as of March 31, 2016 were included in Healthcare:

	Safeguard Primary Ownership as of March 31,
Partner Company	2016	2015	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aventura, Inc.	19.9%	19.9%	Equity
Good Start Genetics, Inc.	29.6%	29.8%	Equity
InfoBionic, Inc.	39.8%	27.8%	Equity
Medivo, Inc.	34.5%	34.5%	Equity
meQuilibrium	31.5%	NA	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Propeller Health, Inc.	24.5%	24.6%	Equity
Putney, Inc.	28.2%	28.3%	Equity
Syapse, Inc.	29.2%	27.0%	Equity
Trice Medical, Inc.	27.7%	27.7%	Equity
Zipnosis, Inc.	26.2%	NA	Equity
Results of operations for the Healthcare segment were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Other income (loss), net	$—	$(239)
Equity loss	(4,996)	(4,042)
Net loss	$(4,996)	$(4,281)
Three months ended March 31, 2016 versus the three months ended March 31, 2015
Other Income (Loss), Net. Other income (loss), net decreased $0.2 million for the three months ended March 31, 2016, compared to the prior year period. Other income (loss), net for the three months ended March 31, 2015 reflected an impairment charge of $2.3 million related to Dabo Health. The impairment was offset by a $2.0 million gain on the release of proceeds from escrow associated with the February 2014 sale of Crescendo Bioscience, Inc.
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
Equity loss for the Healthcare segment increased $1.0 million for the three months ended March 31, 2016 compared to the prior year period. The increase was related to an increase in the number of equity method partner companies and losses associated with those partner companies included in the Healthcare segment.

Technology
The following active partner companies as of March 31, 2016 were included in Technology:

	Safeguard Primary Ownership as of March 31,
Partner Company	2016	2015	Accounting Method
AppFirst, Inc.	34.2%	34.3%	Equity
Apprenda, Inc.	29.5%	21.4%	Equity
Beyond.com, Inc.	38.2%	38.2%	Equity
Bridgevine, Inc.	17.1%	17.2%	Cost
Cask Data, Inc.	34.2%	NA	Equity
CloudMine, Inc.	30.1%	30.1%	Equity
Clutch Holdings, Inc.	38.5%	29.6%	Equity
Full Measure Education, Inc.	36.0%	25.4%	Equity
Hoopla Software, Inc.	25.6%	25.6%	Equity
Lumesis, Inc.	44.4%	45.3%	Equity
MediaMath, Inc.	20.5%	20.7%	Equity
Pneuron Corporation	35.4%	27.6%	Equity
QuanticMind, Inc.	23.6%	NA	Equity
Sonobi, Inc.	22.6%	NA	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Transactis, Inc.	24.3%	24.8%	Equity
WebLinc, Inc.	38.0%	29.2%	Equity
Results of operations for the Technology segment were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Equity loss	$(4,500)	$(4,772)
Net loss	$(4,500)	$(4,772)
Three months ended March 31, 2016 versus the three months ended March 31, 2015
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
Equity loss for the Technology segment decreased $0.3 million for the three months ended March 31, 2016, compared to the prior year period. Equity loss for the three months ended March 31, 2016 reflected a gain of $3.3 million associated with the achievement of performance milestones related to the sale of Thingworx in December 2013. The remaining change in equity loss for the three months ended March 31, 2016 compared to the prior year period was due to an increase in the number of equity method partner companies and losses associated with those partner companies included in the Technology segment.

Corporate Operations

	Three months ended March 31,
	2016	2015
	(In thousands)
General and administrative expense	$(4,340)	$(4,608)
Stock-based compensation	(807)	(257)
Depreciation	(81)	(15)
Other loss, net	—	(149)
Interest income	420	449
Interest expense	(1,149)	(1,122)
Equity loss	1	152
	$(5,956)	$(5,550)
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
Three months ended March 31, 2016 versus the three months ended March 31, 2015
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal, and accounting. General and administrative expense decreased $0.3 million for the three months ended March 31, 2016 compared to the prior year period due to a decrease of $0.3 million in employee costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. Stock-based compensation increased $0.6 million for the three months ended March 31, 2016 compared to the prior year period primarily due to a $0.4 million increase in expense related to performance-based awards and a $0.1 million increase in expense related to time-based restricted stock awards.
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
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2016 and 2015. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2016 and 2015 was offset by changes in the valuation allowance.
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
As of March 31, 2016, we had $28.2 million of cash and cash equivalents and $14.2 million of marketable securities for a total of $42.4 million.

In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. We received cash proceeds of $58.2 million in connection with the transaction, excluding approximately $0.6 million which will be held in escrow until April 2017.
In April 2015, DriveFactor was acquired by CCC Information Services Inc. We received $9.1 million in initial cash proceeds in connection with the transaction. In April 2016, the Company received the remaining $1.1 million which was released from escrow.
In December 2013, ThingWorx was acquired by PTC Inc. We received $36.4 million in initial cash proceeds in connection with the transaction. In July 2015, we received $3.3 million associated with the achievement of the initial performance milestones related to the sale. In January 2016, we received $4.1 million in connection with the expiration of the escrow period related to the sale. In April 2016, we received $3.3 million associated with the achievement of the final performance milestones related to the sale.
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
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. We repurchased 0.4 million shares at an aggregate cost of $5.4 million during the three months ended March 31, 2016.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at March 31, 2016 was $13.25. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at March 31, 2016 was $18.7 million.
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2016. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
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
For the reasons we have presented above, we believe our cash and cash equivalents at March 31, 2016, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(5,840)	$(6,481)
Net cash provided by (used in) investing activities	6,610	(20,879)
Net cash provided by (used in) financing activities	(5,445)	549
	$(4,675)	$(26,811)
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $0.6 million for the three months ended March 31, 2016 compared to the prior year period. The decrease was related to a decrease of $0.9 million in cash used for management incentive plan payments partially offset by an increase of $0.3 million in cash used for professional fees.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by (used in) investing activities increased by $27.5 million for the three months ended March 31, 2016 compared to the prior year period. The increase related to a $27.1 million increase in cash proceeds from the net change in marketable securities, an increase of $2.0 million in proceeds from sales of and distributions from companies, and a $1.2 million decrease in advances and loans to companies which were partially offset by an increase of $2.9 million in acquisitions of ownership interests in companies.
Net Cash Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities decreased by $6.0 million for the three months ended March 31, 2016 compared to the prior year period. The decrease related to an increase of $5.4 million in repurchases of our common stock and a $0.5 million decrease in proceeds received from the exercise of stock options.

Contractual Cash Obligations and Other Commercial Commitments
There have been no material changes to the contractual cash obligations and other commercial commitments we previously disclosed under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risk factors we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016.
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2016, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2016 - January 31, 2016	191,900	$12.9219	191,900	$17,532,442
February 1, 2016 - February 29, 2016	206,500	$12.5590	206,500	$14,939,013
March 1, 2016 - March 31, 2016	29,804	$12.0476	25,200	$14,636,135
Total	428,204	$12.6860	423,600
(a) During the first quarter of 2016, the Company repurchased an aggregate of 0.4 million shares of its common stock. The total number of shares of common stock repurchased also includes an immaterial number of shares initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
(b) In July 2015, our Board of Directors authorized the Company to repurchase shares of its outstanding common stock with an aggregate value of up to $25.0 million.  These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors.  The share repurchase program does not obligate the Company to acquire any specific number of shares.

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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	April 29, 2016	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	April 29, 2016	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer