Form 10-Q
period 2016-06-30
SAFEGUARD SCIENTIFICS INC
filed 2016-07-29
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Yes  ☐    No  ☑
Number of shares outstanding as of July 27, 2016
Common Stock 20,224,506

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$66,231	$32,838
Marketable securities	14,462	31,020
Prepaid expenses and other current assets	2,345	5,810
Total current assets	83,038	69,668
Property and equipment, net	2,055	2,145
Ownership interests in and advances to partner companies	176,059	171,601
Loan participations receivable	2,845	2,649
Long-term marketable securities	10,680	9,743
Other assets	992	1,037
Total Assets	$275,669	$256,843
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$155	$290
Accrued compensation and benefits	2,556	3,338
Accrued expenses and other current liabilities	2,550	2,789
Total current liabilities	5,261	6,417
Other long-term liabilities	4,010	3,965
Convertible senior debentures	51,740	50,956
Total Liabilities	61,011	61,338
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at June 30, 2016 and December 31, 2015	2,157	2,157
Additional paid-in capital	817,614	817,434
Treasury stock, at cost; 1,351 and 993 shares at June 30, 2016 and December 31, 2015, respectively	(23,759)	(19,570)
Accumulated deficit	(581,118)	(604,270)
Accumulated other comprehensive loss	(236)	(246)
Total Equity	214,658	195,505
Total Liabilities and Equity	$275,669	$256,843
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
General and administrative expense	$4,849	$4,754	$10,077	$9,634
Operating loss	(4,849)	(4,754)	(10,077)	(9,634)
Other income (loss), net	659	(15)	659	(403)
Interest income	527	640	947	1,089
Interest expense	(1,155)	(1,128)	(2,304)	(2,250)
Equity income (loss)	43,794	(13,765)	34,299	(22,427)
Net income (loss) before income taxes	38,976	(19,022)	23,524	(33,625)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$38,976	$(19,022)	$23,524	$(33,625)

Net income (loss) per share:
Basic	$1.92	$(0.91)	$1.15	$(1.61)
Diluted	$1.70	$(0.91)	$1.09	$(1.61)
Weighted average shares used in computing income (loss) per share:
Basic	20,333	20,895	20,391	20,878
Diluted	23,539	20,895	23,602	20,878

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$38,976	$(19,022)	$23,524	$(33,625)
Other comprehensive income:
Share of other comprehensive income of equity method investments	20	—	10	—
Total comprehensive income (loss)	$38,996	$(19,022)	$23,534	$(33,625)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net cash used in operating activities	$(10,843)	$(11,245)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	72,824	11,379
Acquisitions of ownership interests in companies	(28,329)	(40,545)
Advances and loans to companies	(10,151)	(10,935)
Repayment of advances and loans to companies	56	55
Increase in marketable securities	(14,604)	(16,763)
Decrease in marketable securities	30,257	16,676
Capital expenditures	(73)	(244)
Net cash provided by (used in) investing activities	49,980	(40,377)
Cash Flows from Financing Activities:
Issuance of Company common stock, net	—	549
Tax withholdings related to equity-based awards	(355)	—
Repurchase of Company common stock	(5,389)	—
Net cash provided by (used in) financing activities	(5,744)	549
Net change in cash and cash equivalents	33,393	(51,073)
Cash and cash equivalents at beginning of period	32,838	111,897
Cash and cash equivalents at end of period	$66,231	$60,824
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2015	$195,505	$(604,270)	$(246)	21,573	$2,157	$817,434	993	$(19,570)
Net income	23,524	23,524	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	(274)	—	—	—	—	(767)	(28)	493
Repurchase of common stock	(5,389)	—	—	—	—	—	424	(5,389)
Issuance of restricted stock, net of tax withholdings	7	—	—	—	—	(700)	(38)	707
Stock-based compensation expense	1,275	—	—	—	—	1,275	—	—
Cumulative effect adjustment (1)	—	(372)	—	—	—	372	—	—
Other comprehensive income	10	—	10	—	—	—	—	—
Balance - June 30, 2016	$214,658	$(581,118)	$(236)	21,573	$2,157	$817,614	1,351	$(23,759)

(1) Cumulative effect adjustment reflects adoption of ASU 2016-09 as of January 1, 2016.
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
Adoption of Accounting Standards Update 2016-09
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and the Company has chosen to adopt the amendments in ASU 2016-09 during the second quarter of 2016. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statements of Cash Flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. The impact of early adoption resulted in the following:

•
The Company will recognize share-based payment forfeitures as they occur. Prior to adoption, forfeitures were estimated in order to arrive at current period expense. There was a cumulative effect adjustment of $0.4 million to Accumulated deficit on the Consolidated Balance Sheet as of January 1, 2016 as a result of the adoption of this amendment on a modified retrospective basis.

•
The Company, upon election by an employee, will withhold award shares with a fair value up to the amount of tax owed upon vesting or exercise using the maximum statutory tax rate in the employee's applicable jurisdiction while still qualifying for equity classification. Prior to adoption, the Company was only able to withhold award shares with a fair value up to the minimum statutory tax rate. There was no cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis.

•
The Company will present employee taxes paid by the Company through the withholding of award shares as a financing activity in the Consolidated Statements of Cash Flows. The effect of this retrospective change on the Company's Consolidated Statements of Cash Flows was not significant.

There were no other material impacts to the Company's results of operations or liquidity as a result of adopting ASU 2016-09.
Retrospective Adoption of Accounting Guidance
In the first quarter of 2016, the Company adopted accounting guidance that required retrospective adjustment to previously issued financial statements.  All prior period data presented in the Company's Consolidated Financial Statements reflect the retrospective adoption of this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  The Company adopted ASU 2015-03 in the first quarter of 2016.  As a result of the adoption of ASU 2015-03, the Company reclassified its capitalized debt issuance costs previously recorded within Other assets to a contra-liability reducing Convertible senior debentures on the Consolidated Balance Sheets.  The reclassification was $0.8 million as of December 31, 2015.  ASU 2015-03 had no effect on the Company's results of operations or liquidity.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	June 30, 2016	December 31, 2015
	(Unaudited - In thousands)
Equity Method:
Partner companies	$157,944	$150,898
Private equity funds	495	942
	158,439	151,840
Cost Method:
Partner companies	1,200	5,024
Private equity funds	1,706	1,966
	2,906	6,990
Advances to partner companies	14,714	12,771
	$176,059	$171,601
The Company recognized an impairment charge of $1.7 million related to AppFirst, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2016. The impairment was due to the shutdown of AppFirst's operations and sale of its assets. The amount of the impairment was determined based on the difference between the carrying value of the Company's investment in AppFirst and the proceeds received on the sale of AppFirst's assets in June 2016. The adjusted carrying value of the Company's investment in AppFirst is $0 at June 30, 2016.
In June 2016, the Company sold its ownership interests in Bridgevine, Inc. The Company received cash proceeds of $5.0 million and recognized a gain of $0.4 million on the transaction which is included in Other income (loss), net in the Consolidated Statements of Operations for the three and six months ended June 30, 2016.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received cash proceeds of $58.2 million, excluding $0.4 million which will be held in escrow until August 2016 and $0.6 million which will be held in escrow until April 2017. The Company recognized a gain of $55.2 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2016.
In April 2015, DriveFactor, Inc. was acquired by CCC Information Services, Inc. The Company received $9.1 million in initial cash proceeds in connection with the transaction. The Company recognized a gain of $6.1 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2015. In April 2016, the Company received $1.1 million which was released from escrow resulting in a gain of $1.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2016.
In April 2016, the Company received $3.3 million associated with the achievement of the final performance milestone related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $3.3 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2016. This amount was included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of March 31, 2016 as the Company had earned such amount as of March 31, 2016. In January 2016, the Company received $4.1 million in connection with the expiration of the escrow period related to the transaction, which was included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2015 as the Company had earned such amount as of December 31, 2015.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company discloses aggregate summarized statements of operations for any partner companies accounted for under the equity method that are deemed significant. The following table provides significant partner company operations information for the six months ended June 30, 2016 and 2015. The partner company results of operations have been compiled from respective partner company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag.

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Results of Operations:
Revenue	$13,298	$11,080
Gross profit	$12,917	$10,564
Net income (loss)	$13,721	$(415)

3. Acquisitions of Ownership Interests in Partner Companies
In June 2016, the Company acquired a 23.4% interest in Aktana, Inc. for $5.5 million. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution. The Company accounts for its interest in Aktana under the equity method.
In June and January 2016, the Company deployed an aggregate of $2.0 million into InfoBionic, Inc. The Company had previously deployed an aggregate of $9.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
In June and January 2016, the Company funded an aggregate of $1.2 million of convertible bridge loans to AppFirst, Inc. The Company had previously deployed an aggregate of $11.6 million in AppFirst. The Company impaired its ownership interest in AppFirst in June 2016 due to the shutdown of AppFirst's operations and sale of its assets in June 2016, which generated cash proceeds to the Company of $0.9 million. The adjusted carrying value of the Company's investment in AppFirst is $0 as of June 30, 2016. The Company accounted for its interest in AppFirst under the equity method.
In June 2016, the Company funded $0.3 million of a convertible bridge loan to Lumesis, Inc. The Company had previously deployed an aggregate of $5.6 million in Lumesis. Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method.
In April and March 2016, the Company funded an aggregate of $1.0 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $21.0 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® Home Sleep Test. The Company accounts for its interest in NovaSom under the equity method.
In April 2016, the Company deployed an additional $5.0 million into Transactis, Inc. The Company had previously deployed $9.5 million in Transactis. Transactis provides electronic billing and payment solutions. The Company accounts for its interest in Transactis under the equity method.
In April 2016, the Company funded $1.8 million of a convertible bridge loan to Good Start Genetics, Inc. The Company had previously deployed an aggregate of $12.0 million in Good Start Genetics. Good Start Genetics is a molecular genetics information company transforming the standard of care in reproductive medicine and family medicine. The Company accounts for its interest in Good Start Genetics under the equity method.
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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value Measurement at June 30, 2016
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$66,231	$66,231	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$614	$614	$—	$—
Certificates of deposit	24,528	24,528	—	—
Total marketable securities	$25,142	$25,142	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$32,838	$32,838	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$1,329	$1,329	$—	$—
Certificates of deposit	39,434	39,434	—	—
Total marketable securities	$40,763	$40,763	$—	$—
As of June 30, 2016, $14.5 million of marketable securities had contractual maturities which were less than one year and $10.7 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures and Credit Arrangements
Convertible Senior Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). The 2018 Debentures may be settled in cash or partially in cash upon conversion. Accordingly, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At June 30, 2016, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $55.5 million, based on the midpoint of the bid and ask prices as of such date. At June 30, 2016, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $2.6 million, unamortized debt issuance costs were $0.6 million and the net carrying value of the liability component was $51.7 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.3 million of such expense for the three months ended June 30, 2016 and 2015 and $0.6 million for the six months ended June 30, 2016 and 2015. The effective interest rate on the 2018 Debentures is 8.7%.
Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at June 30, 2016 was $18.7 million.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited - In thousands)
General and administrative expense	$467	$735	$1,275	$992
	$467	$735	$1,275	$992
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
At June 30, 2016, the Company had outstanding options that vest based on two different types of vesting schedules:

1)	performance-based;
2)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

but is accelerated if capital return targets are achieved earlier than estimated. During the six months ended June 30, 2016 and 2015, the Company did not issue any performance-based options to employees. During the six months ended June 30, 2016 and 2015, no performance-based options vested. During the six months ended June 30, 2016 and 2015, no performance-based options were canceled or forfeited. The Company recorded compensation expense related to performance-based options of $0.0 million for both the three months ended June 30, 2016 and 2015, and $0.1 million and $0.0 million for the six months ended June 30, 2016 and 2015, respectively. The maximum number of unvested shares at June 30, 2016 attainable under these grants was 453 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the six months ended June 30, 2016 and 2015, the Company issued 11 thousand and 21 thousand service-based options, respectively, to employees. During the six months ended June 30, 2016 and 2015, 8 thousand and 6 thousand service-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to service-based options of $0.0 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the six months ended June 30, 2016 and 2015, the Company did not issue any performance-based stock units to employees. Under the 2015 and 2014 performance-based award plans, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At June 30, 2016, the liability associated with such potential cash payments was $0.0 million.
During the six months ended June 30, 2016 and 2015, the Company issued 40 thousand and 39 thousand deferred stock units, respectively, to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
During the six months ended June 30, 2016 and 2015, the Company did not issue any restricted stock awards.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $0.5 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2016 and 2015. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized in the three and six months ended June 30, 2016 was offset by changes in the valuation allowance. The benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2015 was offset by changes in the valuation allowance. During the six months ended June 30, 2016, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$38,976	$(19,022)	$23,524	$(33,625)
Weighted average common shares outstanding	20,333	20,895	20,391	20,878
Net income (loss) per share	$1.92	$(0.91)	$1.15	$(1.61)

Diluted:
Net income (loss)	$38,976	$(19,022)	$23,524	$(33,625)
Interest on convertible senior debentures	1,119	—	2,229	—
Net income (loss) for dilutive share computation	$40,095	$(19,022)	$25,753	$(33,625)

Number of shares used in basic per share computation	20,333	20,895	20,391	20,878
Convertible senior debentures	3,034	—	3,034	—
Unvested restricted stock and DSUs	148	—	155	—
Employee stock options	24	—	22	—
Weighted average common shares outstanding	23,539	20,895	23,602	20,878

Net income (loss) per share	$1.70	$(0.91)	$1.09	$(1.61)
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
Diluted earnings per share for the three months ended June 30, 2016 and 2015 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At June 30, 2016 and 2015, options to purchase 0.7 million and 1.2 million shares of common stock, respectively, at prices ranging from $7.41 to $19.95 and $7.14 to $19.95, respectively, were excluded from the calculations.

•
At June 30, 2016, unvested performance-based stock units convertible into 0.5 million shares of stock were excluded from the calculations. At June 30, 2015, unvested restricted stock, performance-based stock units and DSUs convertible into 0.5 million shares of stock were excluded from the calculations.

•	At June 30, 2015, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.
Diluted earnings per share for the six months ended June 30, 2016 and 2015 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At June 30, 2016 and 2015, options to purchase 0.7 million and 1.2 million shares of common stock, respectively, at prices ranging from $7.41 to $19.95 and $7.14 to $19.95, respectively, were excluded from the calculations.

•
At June 30, 2016, unvested performance-based stock units convertible into 0.5 million shares of stock were excluded from the calculations. At June 30, 2015, unvested restricted stock, performance-based stock units and DSUs convertible into 0.5 million shares of stock for both periods were excluded from the calculations.

•	At June 30, 2015, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments
As of June 30, 2016, the Company held interests in 27 non-consolidated partner companies which are included in the Healthcare and Technology segments. The Company’s active partner companies by segment were as follows as of June 30, 2016:

Healthcare
Partner Company	Safeguard Primary Ownership as of June 30, 2016	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aktana, Inc.	23.4%	Equity
Aventura, Inc.	19.9%	Equity
Good Start Genetics, Inc.	29.6%	Equity
InfoBionic, Inc.	40.5%	Equity
Medivo, Inc.	34.5%	Equity
meQuilibrium	31.5%	Equity
NovaSom, Inc.	31.7%	Equity
Propeller Health, Inc.	24.5%	Equity
Syapse, Inc.	29.2%	Equity
Trice Medical, Inc.	27.7%	Equity
Zipnosis, Inc.	26.2%	Equity

Technology
Partner Company	Safeguard Primary Ownership as of June 30, 2016	Accounting Method
Apprenda, Inc.	29.5%	Equity
Beyond.com, Inc.	38.2%	Equity
Cask Data, Inc.	34.2%	Equity
CloudMine, Inc.	30.1%	Equity
Clutch Holdings, Inc.	38.5%	Equity
Full Measure Education, Inc.	36.0%	Equity
Hoopla Software, Inc.	25.6%	Equity
Lumesis, Inc.	44.2%	Equity
MediaMath, Inc.	20.5%	Equity
Pneuron Corporation	35.4%	Equity
QuanticMind, Inc.	23.6%	Equity
Sonobi, Inc.	22.6%	Equity
Spongecell, Inc.	23.0%	Equity
Transactis, Inc.	24.2%	Equity
WebLinc, Inc.	38.0%	Equity

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
As of June 30, 2016 and December 31, 2015, all of the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents, and marketable securities totaling $91.4 million and $73.6 million at June 30, 2016 and December 31, 2015, respectively.

	Three months ended June 30, 2016
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(4,849)	$(4,849)
Other income (loss), net	—	424	424	235	659
Equity income (loss)	48,184	(4,101)	44,083	(289)	43,794
Net income (loss)	48,184	(3,677)	44,507	(5,531)	38,976
Segment Assets:
June 30, 2016	56,236	117,622	173,858	101,811	275,669
December 31, 2015	53,332	119,442	172,774	84,069	256,843

	Three months ended June 30, 2015
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(4,754)	$(4,754)
Other income (loss), net	(72)	—	(72)	57	(15)
Equity loss	(13,063)	(606)	(13,669)	(96)	(13,765)
Net loss	(13,135)	(606)	(13,741)	(5,281)	(19,022)

	Six months ended June 30, 2016
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(10,077)	$(10,077)
Other income (loss), net	—	424	424	235	659
Equity income (loss)	43,188	(8,601)	34,587	(288)	34,299
Net income (loss)	43,188	(8,177)	35,011	(11,487)	23,524

	Six months ended June 30, 2015
	Healthcare	Technology	Total Segments	Other Items	Total
	(Unaudited - In thousands)
Operating loss	$—	$—	$—	$(9,634)	$(9,634)
Other income (loss), net	(311)	—	(311)	(92)	(403)
Equity income (loss)	(17,105)	(5,378)	(22,483)	56	(22,427)
Net loss	(17,416)	(5,378)	(22,794)	(10,831)	(33,625)

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
The Company had outstanding guarantees of $3.8 million at June 30, 2016 which related to one of the Company's private equity holdings.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at June 30, 2016. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.2 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2016.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at June 30, 2016.
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

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company repurchased 0.4 million shares at an aggregate cost of $5.4 million during the six months ended June 30, 2016.

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
Other items include certain expenses which are not identifiable to the operations of our operating segments. Other items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, interest income, interest expense, other income (loss), equity income (loss) related to our private equity holdings and income taxes. Other items also include interest earned on mezzanine loans, gain (loss) on the mark-to-market of our warrant participations, and impairment on debt and equity interests in which we participate with Penn Mezzanine as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Penn Mezzanine is not making any new loans and, as of June 30, 2016, had two remaining loans in which we have participating interests.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Healthcare	$48,184	$(13,135)	$43,188	$(17,416)
Technology	(3,677)	(606)	(8,177)	(5,378)
Total segments	44,507	(13,741)	35,011	(22,794)
Other items:
Corporate operations	(5,531)	(5,281)	(11,487)	(10,831)
Income tax benefit (expense)	—	—	—	—
Total other items	(5,531)	(5,281)	(11,487)	(10,831)
Net income (loss)	$38,976	$(19,022)	$23,524	$(33,625)
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
The following listings of our Healthcare and Technology partner companies only include entities which were considered partner companies as of June 30, 2016. Certain entities which may have been partner companies in previous periods are omitted if, as of June 30, 2016, they had been sold or are no longer considered a partner company.

Healthcare
The following active partner companies as of June 30, 2016 were included in Healthcare:

	Safeguard Primary Ownership as of June 30,
Partner Company	2016	2015	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aktana, Inc.	23.4%	NA	Equity
Aventura, Inc.	19.9%	19.9%	Equity
Good Start Genetics, Inc.	29.6%	29.8%	Equity
InfoBionic, Inc.	40.5%	27.8%	Equity
Medivo, Inc.	34.5%	34.5%	Equity
meQuilibrium	31.5%	31.5%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Propeller Health, Inc.	24.5%	24.6%	Equity
Syapse, Inc.	29.2%	27.0%	Equity
Trice Medical, Inc.	27.7%	27.7%	Equity
Zipnosis, Inc.	26.2%	NA	Equity
Results of operations for the Healthcare segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Other income (loss), net	$—	$(72)	$—	$(311)
Equity income (loss)	48,184	(13,063)	43,188	(17,105)
Net income (loss)	$48,184	$(13,135)	$43,188	$(17,416)
Three months ended June 30, 2016 versus the three months ended June 30, 2015
Other Income (Loss), Net. Other income (loss), net decreased $0.1 million for the three months ended June 30, 2016, compared to the prior year period. Other income (loss), net for the three months ended June 30, 2015 reflected an impairment charge of $0.1 million related to Dabo Health.
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
Equity income (loss) for the Healthcare segment increased $61.2 million for the three months ended June 30, 2016 compared to the prior year period. Equity income (loss) for the three months ended June 30, 2016 reflected a gain of $55.2 million on the sale of Putney in April 2016. Equity income (loss) for the three months ended June 30, 2015 reflected impairment charges of $3.2 million and $2.9 million related to InfoBionic and Quantia, respectively. The remaining change in equity income (loss) for the three months ended June 30, 2016 compared to the prior year period was due to an increase in losses associated with those partner companies included in the Healthcare segment.
Six months ended June 30, 2016 versus the six months ended June 30, 2015
Other Income (Loss), Net. Other income (loss), net decreased $0.3 million for the six months ended June 30, 2016, compared to the prior year period. Other income (loss), net for the six months ended June 30, 2015 reflected an impairment charge of $2.3 million related to Dabo Health. The impairment was partially offset by a $2.0 million gain on the release of proceeds from escrow associated with the February 2014 sale of Crescendo Bioscience, Inc.
Equity Income (Loss). Equity income (loss) for the Healthcare segment increased $60.3 million for the six months ended June 30, 2016 compared to the prior year period. Equity income (loss) for the six months ended June 30, 2016 reflected a gain of $55.2 million on the sale of Putney in April 2016. Equity income (loss) for the six months ended June 20, 2015 reflected impairment charges of $3.2 million and $2.9 million related to InfoBionic and Quantia, respectively. The remaining change in equity income (loss) for the six months ended June 30, 2016 compared to the prior year period was due to an increase in losses associated with those partner companies included in the Healthcare segment.
Technology
The following active partner companies as of June 30, 2016 were included in Technology:

	Safeguard Primary Ownership as of June 30,
Partner Company	2016	2015	Accounting Method
Apprenda, Inc.	29.5%	21.4%	Equity
Beyond.com, Inc.	38.2%	38.2%	Equity
Cask Data, Inc.	34.2%	NA	Equity
CloudMine, Inc.	30.1%	30.1%	Equity
Clutch Holdings, Inc.	38.5%	39.3%	Equity
Full Measure Education, Inc.	36.0%	25.4%	Equity
Hoopla Software, Inc.	25.6%	25.6%	Equity
Lumesis, Inc.	44.2%	45.3%	Equity
MediaMath, Inc.	20.5%	20.7%	Equity
Pneuron Corporation	35.4%	35.4%	Equity
QuanticMind, Inc.	23.6%	24.5%	Equity
Sonobi, Inc.	22.6%	22.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Transactis, Inc.	24.2%	24.6%	Equity
WebLinc, Inc.	38.0%	29.2%	Equity
Results of operations for the Technology segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Other income (loss), net	$424	$—	$424	$—
Equity loss	(4,101)	(606)	(8,601)	(5,378)
Net loss	$(3,677)	$(606)	$(8,177)	$(5,378)
Three months ended June 30, 2016 versus the three months ended June 30, 2015
Other Income (Loss), Net. Other income (loss), net increased $0.4 million for the three months ended June 30, 2016, compared to the prior year period. Other income (loss), net for the three months ended June 30, 2016 reflected a gain of $0.4 million on the sale of Bridgevine in June 2016.
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
Equity loss for the Technology segment increased $3.5 million for the three months ended June 30, 2016, compared to the prior year period. Equity loss for the three months ended June 30, 2016 reflected an impairment charge of $1.7 million related to AppFirst which was partially offset by a gain of $1.1 million associated with the expiration of the escrow period related to the sale of DriveFactor in April 2015. Equity loss for the three months ended June 30, 2015 reflected a gain of $6.1 million on the sale of DriveFactor in April 2015. The remaining change in equity loss for the three months ended June 30, 2016 compared to the prior year period was due an increase in losses associated with those partner companies included in the

Technology segment, partially offset by equity income related to our share of a partner company's gain on the sale of assets in the three months ended June 30, 2016.
Six months ended June 30, 2016 versus the six months ended June 30, 2015
Other Income (Loss), Net. Other income (loss), net increased $0.4 million for the six months ended June 30, 2016, compared to the prior year period. Other income (loss), net for the six months ended June 30, 2016 reflected a gain of $0.4 million on the sale of Bridgevine in June 2016.
Equity Loss. Equity loss for the Technology segment increased $3.2 million for the six months ended June 30, 2016, compared to the prior year period. Equity loss for the six months ended June 30, 2016 reflected a gain of $3.3 million associated with the achievement of performance milestones related to the sale of Thingworx in December 2013 and a gain of $1.1 million associated with the expiration of the escrow period related to the sale of DriveFactor in April 2015 which were partially offset by an impairment charge of $1.7 million related to AppFirst. Equity loss for the six months ended June 30, 2015 reflected a gain of $6.1 million on the sale of DriveFactor in April 2015. The remaining change in equity loss for the six months ended June 30, 2016 compared to the prior year period was due to an increase in losses associated with those partner companies included in the Technology segment, partially offset by equity income related to our share of a partner company's gain on the sale of assets in the six months ended June 30, 2016.
Corporate Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	$(4,299)	$(4,000)	$(8,638)	$(8,608)
Stock-based compensation	(467)	(735)	(1,275)	(992)
Depreciation	(83)	(19)	(164)	(34)
Other income (loss), net	235	57	235	(92)
Interest income	527	640	947	1,089
Interest expense	(1,155)	(1,128)	(2,304)	(2,250)
Equity income (loss)	(289)	(96)	(288)	56
	$(5,531)	$(5,281)	$(11,487)	$(10,831)
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
Three months ended June 30, 2016 versus the three months ended June 30, 2015
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, office rent and professional services such as consulting, legal, and accounting. General and administrative expense increased $0.3 million for the three months ended June 30, 2016 compared to the prior year period due to an increase of $0.2 million in professional fees and an increase of $0.1 million in employee costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. Stock-based compensation decreased $0.3 million for the three months ended June 30, 2016 compared to the prior year period primarily due to a $0.2 million decrease in expense related to restricted stock awards and deferred stock units.
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
Six months ended June 30, 2016 versus the six months ended June 30, 2015

General and Administrative Expense. General and administrative expense remained relatively consistent compared to the prior year period.
Stock-Based Compensation. Stock-based compensation increased $0.3 million for the six months ended June 30, 2016 compared to the prior year period primarily due to a $0.4 million increase in expense related to performance-based awards.
Interest Income. Interest income remained relatively consistent compared to the prior year period.
Interest Expense. Interest expense remained relatively consistent compared to the prior year period.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2016 and 2015. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized in the three and six months ended June 30, 2016 was offset by changes in the valuation allowance. The benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2015 was offset by changes in the valuation allowance.
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
As of June 30, 2016, we had $66.2 million of cash and cash equivalents and $25.1 million of marketable securities for a total of $91.3 million.
In June 2016, we sold our ownership interests in Bridgevine, Inc. and received cash proceeds of $5.0 million in connection with the transaction.
In June 2016, AppFirst shutdown its operations and sold its assets resulting in proceeds to us of $0.9 million.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. We received cash proceeds of $58.2 million in connection with the transaction, excluding $0.4 million which will be held in escrow until August 2016 and $0.6 million which will be held in escrow until April 2017.
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
In July 2015, Quantia was acquired by Physicians Interactive. We received cash proceeds of $7.8 million, excluding $0.6 million which was released from escrow in July 2016 and $0.6 million which will be held in escrow until January 2017.
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. We repurchased 0.4 million shares at an aggregate cost of $5.4 million during the six months ended June 30, 2016.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at June 30, 2016 was $12.49. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at June 30, 2016 was $18.7 million.
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at June 30, 2016. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
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
For the reasons we have presented above, we believe our cash and cash equivalents at June 30, 2016, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Six months ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(10,843)	$(11,245)
Net cash provided by (used in) investing activities	49,980	(40,377)
Net cash provided by (used in) financing activities	(5,744)	549
	$33,393	$(51,073)
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $0.4 million for the six months ended June 30, 2016 compared to the prior year period. The decrease was related to a decrease of $0.9 million in cash used for management incentive plan payments partially offset by an increase of $0.5 million in cash used for professional fees.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by (used in) investing activities increased by $90.4 million for the six months ended June 30, 2016 compared to the prior year period. The increase primarily related to related to a $61.4 million increase in proceeds from the sales of and distributions from companies. Cash proceeds from the sale of and distributions from companies was $72.8 million for the six months ended June 30, 2016 which related to the sale of our interests in Putney and Bridgevine, proceeds received from AppFirst from the sale of its assets, cash received from escrow associated with the sale of our interests in DriveFactor and Thingworx, and cash received associated with the achievement of performance milestones related to the sale of our interest in

Thingworx. Cash proceeds from the sale of and distributions from companies was $11.4 million for the six months ended June 30, 2015 which related to the sale of our interest in DriveFactor and cash received from escrow associated with the sale of our interest in Crescendo Bioscience, Inc. The increase in cash provided by investing activities also related to a $15.7 million increase in cash proceeds from the net change in marketable securities, $12.2 million decrease in acquisitions of ownership interests in companies, and a decrease of $0.8 million in advances and loans to companies.
Net Cash Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities decreased by $6.3 million for the six months ended June 30, 2016 compared to the prior year period. The decrease related to an increase of $5.4 million in repurchases of our common stock, a $0.5 million decrease in proceeds received from the exercise of stock options and in increase of $0.4 million in tax withholdings related to share-based payment awards.
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
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended June 30, 2016, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2016 - April 30, 2016	331	$14.1040	—	$14,636,135
May 1, 2016 - May 31, 2016	331	$13.5160	—	$14,636,135
June 1, 2016 - June 30, 2016	1,185	$12.8400	—	$14,636,135
Total	1,847	$13.1880	—
(a) During the second quarter of 2016, the Company repurchased an aggregate of 2 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	July 29, 2016	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	July 29, 2016	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer