Form 10-Q
period 2016-09-30
SAFEGUARD SCIENTIFICS INC
filed 2016-10-28
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Yes  ☐    No  ☑
Number of shares outstanding as of October 26, 2016
Common Stock 20,238,359

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$52,496	$32,838
Marketable securities	13,816	31,020
Prepaid expenses and other current assets	1,906	5,810
Total current assets	68,218	69,668
Property and equipment, net	1,955	2,145
Ownership interests in and advances to partner companies	172,941	171,601
Loan participations receivable	—	2,649
Long-term marketable securities	10,328	9,743
Other assets	296	1,037
Total Assets	$253,738	$256,843
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$110	$290
Accrued compensation and benefits	3,259	3,338
Accrued expenses and other current liabilities	3,136	2,789
Total current liabilities	6,505	6,417
Other long-term liabilities	3,947	3,965
Convertible senior debentures	52,145	50,956
Total Liabilities	62,597	61,338
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at September 30, 2016 and December 31, 2015	2,157	2,157
Additional paid-in capital	817,887	817,434
Treasury stock, at cost; 1,335 and 993 shares at September 30, 2016 and December 31, 2015, respectively	(23,467)	(19,570)
Accumulated deficit	(605,203)	(604,270)
Accumulated other comprehensive loss	(233)	(246)
Total Equity	191,141	195,505
Total Liabilities and Equity	$253,738	$256,843
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
General and administrative expense	$4,687	$3,962	$14,764	$13,596
Operating loss	(4,687)	(3,962)	(14,764)	(13,596)
Other income (loss), net	(2,405)	704	(1,746)	301
Interest income	513	398	1,460	1,487
Interest expense	(1,161)	(1,133)	(3,465)	(3,383)
Equity income (loss)	(16,345)	(7,635)	17,954	(30,062)
Net loss before income taxes	(24,085)	(11,628)	(561)	(45,253)
Income tax benefit (expense)	—	—	—	—
Net loss	$(24,085)	$(11,628)	$(561)	$(45,253)

Net loss per share:
Basic	$(1.18)	$(0.56)	$(0.03)	$(2.17)
Diluted	$(1.18)	$(0.56)	$(0.03)	$(2.17)
Weighted average shares used in computing loss per share:
Basic	20,387	20,919	20,390	20,892
Diluted	20,387	20,919	20,390	20,892

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(24,085)	$(11,628)	$(561)	$(45,253)
Other comprehensive income:
Share of other comprehensive income of equity method investments	3	—	13	—
Total comprehensive loss	$(24,082)	$(11,628)	$(548)	$(45,253)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net cash used in operating activities	$(14,114)	$(14,086)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	73,854	25,029
Acquisitions of ownership interests in companies	(34,841)	(52,181)
Advances and loans to companies	(17,741)	(10,935)
Repayment of advances and loans to companies	1,741	1,290
Increase in marketable securities	(18,733)	(23,875)
Decrease in marketable securities	35,386	28,043
Capital expenditures	(73)	(402)
Net cash provided by (used in) investing activities	39,593	$(33,031)
Cash Flows from Financing Activities:
Issuance of Company common stock, net	5	676
Tax withholdings related to equity-based awards	(437)	—
Repurchase of Company common stock	(5,389)	(1,748)
Net cash used in financing activities	(5,821)	(1,072)
Net change in cash and cash equivalents	19,658	(48,189)
Cash and cash equivalents at beginning of period	32,838	111,897
Cash and cash equivalents at end of period	$52,496	$63,708
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2015	$195,505	$(604,270)	$(246)	21,573	$2,157	$817,434	993	$(19,570)
Net loss	(561)	(561)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	(318)	—	—	—	—	(1,117)	(46)	799
Repurchase of common stock	(5,389)	—	—	—	—	—	424	(5,389)
Issuance of restricted stock, net of tax withholdings	12	—	—	—	—	(681)	(36)	693
Stock-based compensation expense	1,879	—	—	—	—	1,879	—	—
Cumulative effect adjustment (1)	—	(372)	—	—	—	372	—	—
Other comprehensive income	13	—	13	—	—	—	—	—
Balance - September 30, 2016	$191,141	$(605,203)	$(233)	21,573	$2,157	$817,887	1,335	$(23,467)

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
Adoption of Accounting Standards Update 2016-09
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and the Company adopted the amendments in ASU 2016-09 during the second quarter of 2016. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statements of Cash Flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. The impact of early adoption resulted in the following:

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	September 30, 2016	December 31, 2015
	(Unaudited - In thousands)
Equity Method:
Partner companies	$151,437	$150,898
Private equity funds	448	942
	151,885	151,840
Cost Method:
Partner companies	1,200	5,024
Private equity funds	1,661	1,966
	2,861	6,990
Advances to partner companies	18,195	12,771
	$172,941	$171,601
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received $58.2 million in initial cash proceeds in connection with the transaction, excluding $0.4 million which was released from escrow in July 2016 and $0.6 million which will be held in escrow until April 2017. The Company recognized a gain of $55.2 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations in the quarter ended June 30, 2016. The Company recognized a gain of $0.4 million on the escrow release in July 2016 which is included in Equity income (loss) in the Consolidated Statements of Operations in the quarter ended September 30, 2016.
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received $7.8 million in initial cash proceeds in connection with the transaction. In July 2016, the Company received an additional $0.6 million which was released from escrow resulting in a gain of $0.6 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016.
In the quarter ended September 30, 2016, the Company recognized an impairment charge of $2.4 million related to its Penn Mezzanine debt and equity participations which is reflected in Other income (loss), net in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The amount of the impairment was determined based on the difference between the carrying value of the Company's debt and equity participations and their estimated fair values. The Company has no remaining Penn Mezzanine debt participations and the adjusted carrying value of the Company's remaining Penn Mezzanine equity participation was $0.2 million at September 30, 2016.
In the quarter ended September 30, 2016, the Company recognized an impairment charge of $1.0 million related to Aventura, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The impairment was due to a lack of revenue growth and a strategic repositioning of the product in the market. The adjusted carrying value of the Company's interest in Aventura was $2.7 million at September 30, 2016.
In the quarter ended June 30, 2016, the Company recognized an impairment charge of $1.7 million related to AppFirst, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2016. The impairment was due to the shutdown of AppFirst's operations and the sale of its assets. The amount of the impairment was determined based on the difference between the carrying value of the Company's holdings in AppFirst and the proceeds received on the sale of AppFirst's assets in June 2016. The adjusted carrying value of the Company's interest in AppFirst was $0 at September 30, 2016.
In June 2016, the Company sold its ownership interests in Bridgevine, Inc. The Company received cash proceeds of $5.0 million and recognized a gain of $0.4 million on the transaction which is included in Other income (loss), net in the Consolidated Statements of Operations for the nine months ended September 30, 2016.
In April 2015, DriveFactor, Inc. was acquired by CCC Information Services, Inc. The Company received $9.1 million in initial cash proceeds in connection with the transaction. The Company recognized a gain of $6.1 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2015. In April 2016, the Company received an additional $1.1 million which was released from escrow resulting in a gain of $1.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2016.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2016, the Company received $3.3 million associated with the achievement of the final performance milestone related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $3.3 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2016. In January 2016, the Company received $4.1 million in connection with the expiration of the escrow period related to the transaction, which was included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2015 as the Company had earned such amount as of December 31, 2015.
The Company discloses aggregate summarized statements of operations for any partner companies accounted for under the equity method that are deemed significant. The following table provides significant partner company operations information for the nine months ended September 30, 2016 and 2015. The partner company results of operations have been compiled from respective partner company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis.

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Results of Operations:
Revenue	$299,768	$291,860
Gross profit	$190,168	$182,809
Net loss	$(135,045)	$(105,042)

3. Acquisitions of Ownership Interests in Partner Companies
In September 2016, the Company acquired a 32.6% interest in Moxe Health Corporation for $4.5 million. Moxe Health connects payers to their provider networks, facilitating real-time data exchange through its electronic integration platform. The Company accounts for its interest in Moxe Health under the equity method.
In September, June and January 2016, the Company deployed an aggregate of $5.0 million into InfoBionic, Inc. The Company had previously deployed an aggregate of $9.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
In September and June 2016, the Company funded an aggregate of $0.5 million of convertible loans to Lumesis, Inc. The Company had previously deployed an aggregate of $5.6 million in Lumesis. Lumesis is a financial technology company focused on providing business efficiency, regulatory and data solutions to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method.
In July and April 2016, the Company funded an aggregate of $3.7 million of convertible bridge loans to Good Start Genetics, Inc. The Company had previously deployed an aggregate of $12.0 million in Good Start Genetics. Good Start Genetics is an information solutions company delivering genetics offerings to growing families, including advanced clinical sequencing and individualized actionable information to promote successful pregnancies. The Company accounts for its interest in Good Start Genetics under the equity method.
In July and January 2016, the Company deployed an aggregate of $4.0 million into Clutch Holdings, Inc. The Company had previously deployed an aggregate of $12.3 million in Clutch. Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base. The Company accounts for its interest in Clutch under the equity method.
In July and January 2016, the Company funded an aggregate of $4.0 million of convertible loans to Spongecell, Inc. The Company had previously deployed an aggregate of $14.0 million in Spongecell. Spongecell helps advertisers enhance the power of digital brand creative by leveraging customer data and brand content to personalize ads for maximum relevance. The Company accounts for its interest in Spongecell under the equity method.
In June 2016, the Company acquired a 23.4% interest in Aktana, Inc. for $5.5 million. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution. The Company accounts for its interest in Aktana under the equity method.
In June and January 2016, the Company funded an aggregate of $1.2 million of convertible bridge loans to AppFirst, Inc. The Company had previously deployed an aggregate of $11.6 million in AppFirst. The Company impaired its ownership interest in AppFirst in June 2016 due to the shutdown of AppFirst's operations and sale of its assets in June 2016, which generated cash proceeds to the Company of $0.9 million. The adjusted carrying value of the Company's interest in AppFirst is $0 as of September 30, 2016. The Company accounted for its interest in AppFirst under the equity method.

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
In March and January 2016, the Company deployed an aggregate of $4.0 million into Full Measure Education, Inc. The Company had previously deployed $4.0 million in Full Measure. Full Measure designs next-generation, mobile-first technologies for community colleges throughout the United States. The Company accounts for its interest in Full Measure under the equity method.
In January 2016, the Company deployed an additional $4.4 million into WebLinc, Inc. The Company had previously deployed an aggregate of $6.6 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
In January 2016, the Company deployed an additional $7.5 million into Syapse, Inc. The Company had previously deployed $5.8 million in Syapse. Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models. The Company accounts for its interest in Syapse under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value Measurement at September 30, 2016
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$52,496	$52,496	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$612	$612	$—	$—
Certificates of deposit	23,532	23,532	—	—
Total marketable securities	$24,144	$24,144	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carrying Value	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$32,838	$32,838	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$1,329	$1,329	$—	$—
Certificates of deposit	39,434	39,434	—	—
Total marketable securities	$40,763	$40,763	$—	$—
As of September 30, 2016, $13.8 million of marketable securities had contractual maturities which were less than one year and $10.3 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
5. Convertible Debentures and Credit Arrangements
Convertible Senior Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). The 2018 Debentures may be settled in cash or partially in cash upon conversion. Accordingly, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At September 30, 2016, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $56.7 million, based on the midpoint of the bid and ask prices as of such date. At September 30, 2016, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $2.3 million, unamortized debt issuance costs were $0.6 million and the net carrying value of the liability component was $52.1 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.4 million of such expense for the three months ended September 30, 2016 and 2015 and $1.2 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The effective interest rate on the 2018 Debentures is 8.7%.
Credit Arrangements
The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2016 was $18.7 million.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited - In thousands)
General and administrative expense	$604	$148	$1,879	$1,140
	$604	$148	$1,879	$1,140
The fair value of the Company’s option awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees. Expected volatility was based on historical volatility measured using weekly price observations of the Company’s common stock for a period equal to the stock option’s expected term.
At September 30, 2016, the Company had outstanding options that vest based on two different types of vesting schedules:

1)	performance-based;
2)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2016 and 2015, the Company did not issue any performance-based options to employees. During the nine months ended September 30, 2016 and 2015, respectively, 4 thousand and 0 thousand performance-based options vested. During the nine months ended September 30, 2016 and 2015, 35 thousand and 9 thousand performance-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to performance-based options of $0.0 million for both the three months ended September 30, 2016 and 2015, and $0.2 million and $0.0 million for the nine months ended September 30, 2016 and 2015, respectively. The maximum number of unvested options at September 30, 2016 attainable under these grants was 415 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2016 and 2015, the Company issued 12 thousand and 21 thousand service-based options, respectively, to employees. During the nine months ended September 30, 2016 and 2015, 12 thousand and 8 thousand service-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to service-based options of $0.1 million for both the three months ended September 30, 2016 and 2015, and $0.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the nine months ended September 30, 2016 and 2015, the Company did not issue any performance-based stock units to employees. During the nine months ended September 30, 2016 and 2015, respectively, 1 thousand and 0 thousand performance-based stock units vested. Under the 2015 and 2014 performance-based award plans, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At September 30, 2016, the liability associated with such potential cash payments was $0.0 million.
During the nine months ended September 30, 2016 and 2015, the Company issued 43 thousand and 41 thousand deferred stock units, respectively, to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
During the nine months ended September 30, 2016 and 2015, the Company did not issue any restricted stock awards.
Total compensation expense for performance-based stock units, deferred stock units, and restricted stock was $0.5 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2016 and 2015. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2016 and 2015 was offset by changes in the valuation allowance. During the nine months ended September 30, 2016, the Company had no material changes in uncertain tax positions.

8. Net Loss Per Share
The calculations of net loss per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited - In thousands, except per share data)
Basic:
Net loss	$(24,085)	$(11,628)	$(561)	$(45,253)
Weighted average common shares outstanding	20,387	20,919	20,390	20,892
Net loss per share	$(1.18)	$(0.56)	$(0.03)	$(2.17)

Diluted:
Net loss	$(24,085)	$(11,628)	$(561)	$(45,253)
Weighted average common shares outstanding	20,387	20,919	20,390	20,892
Net loss per share	$(1.18)	$(0.56)	$(0.03)	$(2.17)
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
Diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At September 30, 2016 and 2015, options to purchase 0.7 million and 1.1 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 and $7.14 to $19.95, respectively, were excluded from the calculations.

•
At September 30, 2016 and 2015, unvested restricted stock, performance-based stock units and DSUs convertible into 0.6 million and 0.4 million shares of stock, respectively, were excluded from the calculations.

•	At September 30, 2016 and 2015, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting
Previously, the Company presented its operating results in two reportable segments - Healthcare and Technology. Recently, the Company shifted its focus to providing capital to technology companies within the fields of healthcare, financial services and digital media. Beginning in the third quarter of 2016, the Company has determined it operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
As of September 30, 2016, the Company held interests in 28 non-consolidated partner companies. The Company’s active partner companies were as follows as of September 30, 2016:

Partner Company	Safeguard Primary Ownership as of September 30, 2016	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aktana, Inc.	23.4%	Equity
Apprenda, Inc.	29.5%	Equity
Aventura, Inc.	19.9%	Equity
Beyond.com, Inc.	38.2%	Equity
Cask Data, Inc.	31.3%	Equity
CloudMine, Inc.	30.1%	Equity
Clutch Holdings, Inc.	45.0%	Equity
Full Measure Education, Inc.	36.0%	Equity
Good Start Genetics, Inc.	29.6%	Equity
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	40.5%	Equity
Lumesis, Inc.	44.1%	Equity
MediaMath, Inc.	20.5%	Equity
Medivo, Inc.	35.3%	Equity
meQuilibrium	31.5%	Equity
Moxe Health Corporation	32.6%	Equity
NovaSom, Inc.	31.7%	Equity
Pneuron Corporation	35.4%	Equity
Propeller Health, Inc.	24.4%	Equity
QuanticMind, Inc.	23.5%	Equity
Sonobi, Inc.	21.6%	Equity
Spongecell, Inc.	23.0%	Equity
Syapse, Inc.	25.8%	Equity
Transactis, Inc.	24.2%	Equity
Trice Medical, Inc.	27.7%	Equity
WebLinc, Inc.	38.0%	Equity
Zipnosis, Inc.	26.2%	Equity
 As of September 30, 2016 and December 31, 2015, all of the Company’s assets were located in the United States.
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
The Company had outstanding guarantees of $3.8 million at September 30, 2016 which related to one of the Company's private equity holdings.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2016. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.1 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2016.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at September 30, 2016.
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

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company repurchased 0.4 million shares at an aggregate cost of $5.4 million during the nine months ended September 30, 2016.

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
Business Overview
Safeguard’s charter is to be a nationally recognized leader with respect to entrepreneurship and innovation. Our vision is to provide capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies and in some cases they relate to entities which may later become partner companies.

Safeguard targets technology-driven businesses in healthcare, financial services and digital media. Safeguard targets companies that are capitalizing on the next wave of enabling technologies with a particular focus at present on the Internet of Everything, enhanced security and artificial intelligence, which includes predictive analytics and machine learning. We strive to create long-term value for our shareholders by helping our partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard focuses principally on companies with initial capital requirements between $5 million and $15 million, and follow-on financing needs of between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. We will occasionally provide certain early-stage financing in amounts generally up to $1 million to promising young companies with the goal to provide more capital once certain development milestones are achieved.

Results of Operations
Previously, we presented our operating results in two reportable segments - Healthcare and Technology. Recently, we shifted our focus to providing capital to technology companies within the fields of healthcare, financial services and digital media. Beginning in the third quarter of 2016, we have determined we operate as one operating segment based upon the similar nature of our technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
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
The following listing of our partner companies only includes entities which were considered partner companies as of September 30, 2016. Certain entities which may have been partner companies in previous periods are omitted if, as of September 30, 2016, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of September 30,
Partner Company	2016	2015	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aktana, Inc.	23.4%	NA	Equity
Apprenda, Inc.	29.5%	29.5%	Equity
Aventura, Inc.	19.9%	19.9%	Equity
Beyond.com, Inc.	38.2%	38.2%	Equity
Cask Data, Inc.	31.3%	NA	Equity
CloudMine, Inc.	30.1%	30.1%	Equity
Clutch Holdings, Inc.	45.0%	39.3%	Equity
Full Measure Education, Inc.	36.0%	25.4%	Equity
Good Start Genetics, Inc.	29.6%	29.8%	Equity
Hoopla Software, Inc.	25.5%	25.6%	Equity
InfoBionic, Inc.	40.5%	38.5%	Equity
Lumesis, Inc.	44.1%	44.7%	Equity
MediaMath, Inc.	20.5%	20.6%	Equity
Medivo, Inc.	35.3%	34.5%	Equity
meQuilibrium	31.5%	31.5%	Equity
Moxe Health Corporation	32.6%	NA	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Pneuron Corporation	35.4%	35.4%	Equity
Propeller Health, Inc.	24.4%	24.6%	Equity
QuanticMind, Inc.	23.5%	24.5%	Equity
Sonobi, Inc.	21.6%	22.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Syapse, Inc.	25.8%	24.4%	Equity
Transactis, Inc.	24.2%	24.5%	Equity
Trice Medical, Inc.	27.7%	27.7%	Equity
WebLinc, Inc.	38.0%	29.2%	Equity
Zipnosis, Inc.	26.2%	NA	Equity

Three months ended September 30, 2016 versus the three months ended September 30, 2015

	Three months ended September 30,
	2016	2015	Variance
	(In thousands)
General and administrative expense	$(4,687)	$(3,962)	$(725)
Other income (loss), net	(2,405)	704	(3,109)
Interest income	513	398	115
Interest expense	(1,161)	(1,133)	(28)
Equity loss	(16,345)	(7,635)	(8,710)
	$(24,085)	$(11,628)	$(12,457)
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense increased $0.7 million for the three months ended September 30, 2016, compared to the prior year period due to an increase of $0.5 million in stock-based compensation, including a $0.3 million increase in expense related to performance-based awards and a $0.1 million increase in expense related to restricted stock awards and deferred stock units, and an increase of $0.2 million in employee costs.
Other Income (Loss), Net. Other income (loss), net decreased $3.1 million for the three months ended September 30, 2016 compared to the prior year period. Other income (loss), net for the three months ended September 30, 2016 reflected a $2.4 million impairment related to our Penn Mezzanine debt and equity participations. Other income (loss), net for the three months ended September 30, 2015 included a $0.9 million gain on the release of proceeds from escrow associated with the February 2014 sale of Crescendo Bioscience which was partially offset by an impairment charge of $0.2 million related to our interest in a legacy private equity fund.
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
Equity loss increased $8.7 million for the three months ended September 30, 2016 compared to the prior year period. The components of equity loss for the three months ended September 30, 2016 and 2015 were as follows:

Three months ended September 30, 2016:
Loss on impairment of Aventura in September 2016	$(1,000)
Gain on proceeds received upon expiration of first escrow period related to sale of Quantia in July 2015	600
Gain on additional proceeds received on the sale of Putney in April 2016	430
Unrealized dilution gain on the decrease of our ownership percentage in partner companies	365
Share of loss of our equity method partner companies	(16,740)
$(16,345)

Three months ended September 30, 2015:
Gain on performance milestone proceeds related to sale of Thingworx in December 2013	$3,264
Gain on proceeds received upon expiration of escrow period related to sale of Alverix in January 2014	1,741
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(492)
Share of loss of our equity method partner companies	(12,148)
$(7,635)
The change in our share of equity loss of our equity method partner companies for the three months ended September 30, 2016 compared to the prior year period was due to an increase in losses associated with our partner companies.
Nine months ended September 30, 2016 versus the nine months ended September 30, 2015

	Nine months ended September 30,
	2016	2015	Variance
	(In thousands)
General and administrative expense	$(14,764)	$(13,596)	$(1,168)
Other income (loss), net	(1,746)	301	(2,047)
Interest income	1,460	1,487	(27)
Interest expense	(3,465)	(3,383)	(82)
Equity income (loss)	17,954	(30,062)	48,016
	$(561)	$(45,253)	$44,692
General and Administrative Expense. General and administrative expense increased $1.2 million for the nine months ended September 30, 2016, compared to the prior year period primarily due to an increase of $0.7 million in stock-based compensation including a $0.8 million increase in expense related to performance-based awards which was partially offset by a $0.1 million decrease in expense related to service-based awards. Depreciation expense also increased $0.2 million for the nine months ended September 30, 2016 compared to the prior year period due to an increase in assets placed into service related to our corporate relocation in October 2015.
Other Income (Loss), Net. Other income (loss), net decreased $2.0 million for the nine months ended September 30, 2016 compared to the prior year period. Other income (loss), net for the nine months ended September 30, 2016 primarily reflected a $2.4 million impairment related to our Penn Mezzanine debt and equity participations partially offset by a gain of $0.4 million on the sale of Bridgevine in June 2016. Other income (loss), net for the nine months ended September 30, 2015 primarily reflected a $2.9 million gain on the release of proceeds from escrow associated with the February 2014 sale of Crescendo Bioscience which was partially offset by an impairment charge of $2.4 million related to Dabo Health and an impairment charge of $0.3 million related to our interest in a legacy private equity fund.
Interest Income. Interest income remained relatively consistent compared to the prior year period.
Interest Expense. Interest expense remained relatively consistent compared to the prior year period.
Equity Income (Loss). Equity income (loss) increased $48.0 million for the nine months ended September 30, 2016 compared to the prior year period. The components of equity income (loss) for the nine months ended September 30, 2016 and 2015 were as follows:

Nine months ended September 30, 2016:
Gain on sale of Putney in April 2016	$55,638
Gain on performance milestone proceeds related to sale of Thingworx in December 2013	3,264
Unrealized dilution gain on the decrease of our ownership percentage in partner companies	1,414
Gain on proceeds received upon expiration of escrow period related to sale of DriveFactor in April 2015	1,100
Gain on proceeds received upon expiration of first escrow period related to sale of Quantia in July 2015	600
Loss on impairment of Aventura in September 2016	(1,000)
Loss on impairment of AppFirst in June 2016	(1,731)
Share of loss of our equity method partner companies	(41,331)
$17,954

Nine months ended September 30, 2015:
Gain on sale of DriveFactor in April 2015	$6,095
Gain on performance milestone proceeds related to sale of Thingworx in December 2013	3,264
Gain on proceeds received upon expiration of escrow period related to sale of Alverix in January 2014	1,741
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(492)
Loss on impairment of Quantia	(2,920)
Loss on impairment of InfoBionic	(3,162)
Share of loss of our equity method partner companies	(34,588)
$(30,062)
The change in our share of equity loss of our equity method partner companies for the nine months ended September 30, 2016 compared to the prior year period was due to an increase in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2016 and 2015. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2016 and 2015 was offset by changes in the valuation allowance.
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
As of September 30, 2016, we had $52.5 million of cash and cash equivalents and $24.1 million of marketable securities for a total of $76.6 million.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. We received cash proceeds of $58.2 million in initial cash proceeds in connection with the transaction, excluding $0.4 million which was released from escrow in July 2016 and $0.6 million which will be held in escrow until April 2017.
In July 2015, Quantia was acquired by Physicians Interactive. We received $7.8 million in initial cash proceeds in connection with the transaction. In July 2016, we received an additional $0.6 million which was released from escrow.
In June 2016, we sold our ownership interests in Bridgevine, Inc. and received cash proceeds of $5.0 million in connection with the transaction.
In June 2016, AppFirst shutdown its operations and sold its assets resulting in proceeds to us of $0.9 million.
In April 2015, DriveFactor was acquired by CCC Information Services Inc. We received $9.1 million in initial cash proceeds in connection with the transaction. In April 2016, we received an additional $1.1 million which was released from escrow.
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
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. We repurchased 0.4 million shares at an aggregate cost of $5.4 million during the nine months ended September 30, 2016.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at September 30, 2016 was $12.96. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit, subject to a $20.0 million sublimit. Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts at the bank. The credit facility, as amended December 29, 2015, matures on December 19, 2016. We intend to renew or replace the existing credit facility prior to the maturity date. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2016 was $18.7 million.
Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2016. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.
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
For the reasons we have presented above, we believe our cash and cash equivalents at September 30, 2016, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine months ended September 30,
	2016	2015	Variance
	(In thousands)
Net cash used in operating activities	$(14,114)	$(14,086)	$(28)
Net cash provided by (used in) investing activities	39,593	(33,031)	72,624
Net cash used in financing activities	(5,821)	(1,072)	(4,749)
	$19,658	$(48,189)	$67,847
Net Cash Used In Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2016 remained relatively consistent compared to the prior year period.

Net Cash Provided by (Used In) Investing Activities
Net cash provided by (used in) investing activities increased by $72.6 million for the nine months ended September 30, 2016 compared to the prior year period. The increase primarily related to a $48.8 million increase in proceeds from the sales of and distributions from companies. Cash proceeds from the sale of and distributions from companies was $73.9 million for the nine months ended September 30, 2016 which related to the sale of our interests in Putney and Bridgevine, proceeds received from AppFirst from the sale of its assets, cash received from escrow associated with the sale of our interests in DriveFactor, Thingworx, and Quantia and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx. Cash proceeds from the sale of and distributions from companies was $25.0 million for the nine months ended September 30, 2015 which related to the sale of our interests in DriveFactor and Quantia, cash received from escrow associated with the sale of our interest in Crescendo Bioscience and Alverix, and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx. The increase in cash provided by investing activities also related to a $17.3 million decrease in acquisitions of ownership interests in companies, and a $12.5 million increase in cash proceeds from the net change in marketable securities, partially offset by a net increase of $6.4 million in advances and loans to companies.
Net Cash Used In Financing Activities
Net cash used in financing activities increased by $4.7 million for the nine months ended September 30, 2016 compared to the prior year period. The increase related to an increase of $3.6 million in repurchases of our common stock, a $0.7 million decrease in proceeds received from the exercise of stock options and in increase of $0.4 million in tax withholdings related to share-based payment awards.
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
There is intense competition in the technology marketplaces, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our partner companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our partner companies. This may place our partner companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our partner companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our partner companies may compete against one another.
The success or failure of many of our partner companies is dependent upon the ultimate effectiveness of newly-created technologies, medical devices, financial services, healthcare diagnostics, etc.
Our partner companies’ business strategies are often highly dependent upon the successful launch and commercialization of innovative technologies, medical device, healthcare diagnostic, or similar technology. Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies before we deploy capital into a partner company, sometimes the performance of the technology or device does not match our expectations or those of our partner company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such partner company.
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

The technology marketplaces are characterized by:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016.
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2016 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended September 30, 2016, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
July 1, 2016 - July 31, 2016	394	$12.3474	—	$14,636,135
August 1, 2016 - August 31, 2016	395	$13.9247	—	$14,636,135
September 1, 2016 - September 30, 2016 (c)	12,132	$12.9299	—	$14,636,135
Total	12,921	$12.9425	—
(a) During the third quarter of 2016, the Company repurchased an aggregate of 2 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards. The Company also acquired 7 thousand shares of its common stock in connection with stock swap exercises of employee stock options; such shares were swapped by employees, and acquired by the Company, for purposes of the payment of the exercise prices of such employee stock options.
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
(c) Included in this period are 3,900 shares that were open market purchases made at an average share price of $12.7544 by an individual who may be considered an affiliated purchaser of the Company under Rule 10b-18 of the Exchange Act.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	October 28, 2016	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	October 28, 2016	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer