Form 10-K
period 2016-12-31
SAFEGUARD SCIENTIFICS INC
filed 2017-03-03
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $249,387,693 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 28, 2017 was 20,364,488.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2016

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
Item 1. Business
Business Overview
Safeguard’s charter is to be a nationally recognized leader with respect to entrepreneurship and innovation. Our vision is to provide capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies and in some cases these interests relate to entities which may later become partner companies.

Safeguard targets technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies with a particular focus, at present, on the Internet of Everything, enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys between $5 million and $15 million of initial capital and $5 million to $10 million of follow-on funding with a total anticipated deployment of up to $25 million in a company. We will occasionally provide certain early-stage seed round financings in amounts generally up to $1 million to promising young companies with the goal to provide more capital once certain development milestones are achieved.
In 2016, our management team continued to focus on the following objectives:

•	Deploy capital in companies within our strategic focus;

•	Build value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realize the value of partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

To meet our strategic objectives during 2017, Safeguard will continue to focus on:

•	Deploying our capital in partner companies within our strategic focus;

•	Helping partner companies achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	Realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.
We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 170 North Radnor-Chester Road, Suite 200, Radnor, Pennsylvania 19087.
Significant 2016 Highlights
Here are some of our key developments from 2016:

•
During 2016, we deployed an aggregate of $22.9 million of capital into four new partner companies. In addition, we deployed $56.4 million of additional capital to support the growth of partner companies in which we already had an interest at December 31, 2015.

•
In January 2016, we received $4.1 million in connection with the expiration of the escrow period related to the December 2013 sale of former partner company ThingWorx, Inc. to PTC, Inc. In April 2016, we received $3.3 million associated with the achievement of the final performance milestone related to the transaction bringing our total cash-on-cash return to 4.7x.

•	In April 2016, we received $1.1 million in cash proceeds from escrow related to the sale of our ownership interests in former partner company DriveFactor, Inc. in April 2015.

•
In April 2016, we received initial cash proceeds of $58.6 million from the sale of former partner company Putney, Inc. to Dechra Pharmaceuticals Plc. This excludes $0.6 million, which will be held in escrow until April 2017.

•	In June 2016, we sold our ownership interests in former partner company Bridgevine, Inc. We received cash proceeds of $5.0 million.

•
In June 2016, we deployed $5.5 million as part of a $17.5 million Series B financing for partner company Aktana, Inc. In October 2016, we deployed an additional $2.7 million in Aktana. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution.

•	In July 2016, we received $0.6 million in cash proceeds from escrow related to the sale of our ownership interests in former partner company Quantia, Inc. in July 2015.

•
In September 2016, we deployed $4.5 million as part of a $5.5 million Series A financing for partner company Moxe Health Corporation. Moxe Health connects payers to their provider networks, facilitating real-time data exchange through its electronic integration platform.

•
In October 2016, we deployed $4.2 million as part of a $5.0 million Series A financing for partner company Brickwork. Brickwork helps retailers inform, target, convert and prepare for store shoppers online as the first scalable software-as-a-service ("SaaS") platform powering a seamless customer path between online and in-store shopping.

•
In November 2016, we deployed $6.0 million as part of a $10.0 million Series B financing for partner company T-REX Group, Inc. T-REX is a financial services software technology company that specializes in valuation, risk analysis, and structuring tools to unlock investment opportunities for various asset classes.

•
During the year ended December 31, 2016, we repurchased 0.4 million shares of the Company's common stock in open market transactions at prices ranging from $11.69 to $14.67 per share for an aggregate cost of $5.4 million.

Our Strategy
Founded in 1953, Safeguard has a distinguished track record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Today, Safeguard provides capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Safeguard targets companies that are capitalizing on the next wave of enabling technologies with a particular focus, at present, on the Internet of Everything, enhanced security and predictive analytics.
As a visionary for the development of early- and growth-stage technology-driven companies, Safeguard is a proven partner for entrepreneurs looking to accelerate growth and build long-term value in their businesses. Leveraging Safeguard’s history of building market leaders, along with our team’s collective operational expertise and successful entrepreneurial endeavors, Safeguard has built a powerful—and actionable—platform of resources to support our partner companies with the strategies and relationships that are most vital for success. We provide value that extends beyond capital and work as a team to foster growth.
Our corporate staff of 33 employees is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by pursuing selective, well-timed exits of our partner companies.

Identifying Partner Company Opportunities
Safeguard’s go-to-market strategy, marketing and sourcing activities are designed to generate a large volume of high-quality opportunities to acquire significant shareholder positions in partner companies. Our principal focus is to acquire positions in early- and growth-stage companies with attractive growth prospects. Generally, we prefer to deploy capital into companies:

•	operating in large and/or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•
with initial capital requirements between $5 million and $15 million, and follow-on financing between $5 million and $10 million, with the total anticipated deployment of up to $25 million from Safeguard; and

•	with a compelling growth strategy.
Our sourcing efforts are targeted primarily in the eastern United States. However, in-bound deal leads generate opportunities throughout the United States, and we do not limit our sourcing to a particular geographic area within the United States. Leads come from a variety of sources, including investment bankers, syndication partners, existing partner companies and Safeguard's Advisor and Global Expert Network.

We believe there are many opportunities within these strategic focus areas, and our sourcing activities are focused on finding candidate companies and evaluating how well they align with our criteria. However, we recognize we may have difficulty identifying candidate companies and completing transactions on terms we believe appropriate. As a result, we cannot be certain how frequently we will enter into transactions with new or existing partner companies.
Competition. We face intense competition from other companies that acquire or provide capital to technology-driven businesses. Competitors include venture capital and, occasionally, private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are an attractive capital provider to potential partner companies because our strategy and capabilities offer:

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
Strategic Support. By helping our partner companies’ management teams remain focused on critical objectives through the provision of human, financial and strategic resources, we believe we are able to accelerate their development and success. We play an active role in developing the strategic direction of our partner companies, which include:

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

Management and Operational Support. We provide management and operational support, as well as ongoing planning and development assessment. Our executives and Safeguard's Advisor and Global Expert Network members provide mentoring, advice and guidance to develop partner company management. Our executives serve on the boards of directors of our partner companies, working with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular review of operational and financial performance measurements. We believe these services provide our partner companies with significant competitive advantages within their respective markets.
Realizing Value
In general, we will hold our position in a partner company as long as we believe the risk-adjusted value of that position is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may seek to sell some or all of our position in the partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. In the past, we have taken partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs to maximize partner company value for our shareholders. We expect to use proceeds from these sales (and sales of other assets) primarily to pursue opportunities to deploy capital in new and existing partner companies, or for working capital purposes, either with existing partner companies or at Safeguard.
Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we owned interests at December 31, 2016.
We categorize our partner companies into four stages based upon revenue generation—Development Stage, Initial Revenue Stage, Expansion Stage, and High Traction Stage. The Development Stage is made up of those companies that are pre-revenue businesses. The Initial Revenue Stage is made up of businesses that have revenues of $5 million or less. The Expansion Stage is made up of companies that have revenue in the range of $5 million to $20 million. The High Traction Stage is made up of companies that have revenue in excess of $20 million per year.
The ownership percentages indicated below are presented as of December 31, 2016 and reflects the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

AdvantEdge Healthcare Solutions, Inc.	High Traction	(Safeguard Ownership: 40.1%)
Headquartered in Salem, New Hampshire, AdvantEdge Healthcare Solutions is a technology-enabled provider of healthcare revenue cycle and business management solutions that improve decision-making, maximize financial performance, streamline operations and mitigate compliance risks for healthcare providers. www.ahsrcm.com

Aktana, Inc.	Initial Revenue	(Safeguard Ownership: 31.2%)
Headquartered in San Francisco, California, Aktana is a pioneer in decision support for global life science sales teams. Aktana helps its customers improve their commercial effectiveness by delivering data-driven insights and suggestions directly to sales reps, coordinating multi-channel actions and providing insight regarding which strategies work best for which customers under which conditions. www.aktana.com

Apprenda, Inc.	Expansion	(Safeguard Ownership: 29.4%)
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

Beyond.com, Inc.	High Traction	(Safeguard Ownership: 38.2%)
Headquartered in King of Prussia, Pennsylvania, Beyond helps millions of professionals find jobs and advance their careers while also serving as the premier destination for companies in need of top talent. This is achieved through more than 500 talent communities that use integrated social features to help members discover relevant jobs, career news, career advice and resources. www.beyond.com

Brickwork	Initial Revenue	(Safeguard Ownership: 20.3%)
Headquartered in New York, New York, Brickwork helps retailers inform, target, convert and prepare for store shoppers online as the first scalable software-as-a-service platform powering a seamless customer path between online and in-store shopping. www.brickworksoftware.com

Cask Data, Inc.	Initial Revenue	(Safeguard Ownership: 31.3%)
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

CloudMine, Inc.	Initial Revenue	(Safeguard Ownership: 30.1%)
Headquartered in Philadelphia, Pennsylvania, CloudMine develops and markets the Connected Health Cloud, a HIPAA-compliant application platform for the healthcare industry. www.cloudmine.me

Clutch Holdings, Inc.	Expansion	(Safeguard Ownership: 42.8%)
Headquartered in Ambler, Pennsylvania, Clutch has revolutionized how marketing teams for premier brands develop and foster relationships with their customers. Clutch’s advanced marketing platform serves as a customer hub, delivering deep intelligence derived from real-time behaviors and transactions across in-store, online, mobile and social channels. www.clutch.com

Full Measure Education, Inc.	Initial Revenue	(Safeguard Ownership: 35.2%)
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

Good Start Genetics, Inc.	High Traction	(Safeguard Ownership: 29.6%)
Headquartered in Cambridge, Massachusetts, Good Start Genetics is an information solutions company delivering best-in-class genetics offerings to growing families. Using advanced clinical sequencing, proprietary methods and information tailored to the individual, Good Start Genetics’ suite of offerings arms clinicians and patients with insightful and actionable information to promote successful pregnancies and help build healthy families. www.goodstartgenetics.com

Hoopla Software, Inc.	Initial Revenue	(Safeguard Ownership: 25.5%)
Headquartered in San Jose, California, Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. Hoopla's Sales Motivation Platform combines modern game mechanics, data analytics and broadcast-quality video in a cloud application that makes it easy for managers to motivate team performance and score more wins. www.hoopla.net

InfoBionic, Inc.	Initial Revenue	(Safeguard Ownership: 39.7%)
Headquartered in Lowell, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform delivers on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

Lumesis, Inc.	Initial Revenue	(Safeguard Ownership: 44.1%)
Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps more than 500 firms with more than 43,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com

MediaMath, Inc.	High Traction	(Safeguard Ownership: 20.5%)
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

meQuilibrium	Initial Revenue	(Safeguard Ownership: 31.5%)
Headquartered in Boston, Massachusetts, meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. www.mequilibrium.com

Moxe Health Corporation	Initial Revenue	(Safeguard Ownership: 32.4%)
Headquartered in Madison, Wisconsin, Moxe Health was founded with a vision to enable bi-directional data exchange through its key product, Substrate, directly linking payers and their provider networks. By integrating insurer data using industry standard processes, Moxe Health allows providers to incorporate claims, risk and other payer data into their own analytic efforts, allowing clinicians to better understand patient risks and deliver value-based care. www.moxehealth.com

NovaSom, Inc.	High Traction	(Safeguard Ownership: 31.7%)
Headquartered in Glen Burnie, Maryland, NovaSom is a medical device company that markets an FDA-cleared wireless home sleep test for Obstructive Sleep Apnea (“OSA”) called AccuSom® Home Sleep Test. The NovaSom home sleep test provides in-home, clinically equivalent diagnosis of OSA at a significantly reduced cost compared to in-facility testing for uncomplicated adult OSA. www.novasom.com

Pneuron Corporation	Initial Revenue	(Safeguard Ownership: 35.4%)
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

Prognos (formerly Medivo, Inc.)	Expansion	(Safeguard Ownership: 35.2%)
Headquartered in New York, New York, Prognos uses advanced analytics and proprietary disease algorithms to provide unique targeting intelligence for life science companies; commercial effectiveness opportunities for diagnostic companies; and quality improvement and risk management solutions for payers. www.prognos.ai

Propeller Health, Inc.	Initial Revenue	(Safeguard Ownership: 24.0%)
Headquartered in Madison, Wisconsin, Propeller Health provides digital solutions to measurably improve respiratory health by combining sensors, mobile apps and predictive analytics to monitor and engage patients, increase adherence and encourage effective self-management. www.propellerhealth.com

QuanticMind, Inc.	Initial Revenue	(Safeguard Ownership: 23.2%)
Headquartered in Redwood City, California, QuanticMind is a SaaS company that provides enterprise-level, predictive advertising management software for paid search, social and mobile. QuanticMind brings together machine learning, distributed cloud and in-memory processing technologies to provide the most intelligent, most scalable and fastest platform available. www.quanticmind.com

Sonobi, Inc.	Expansion	(Safeguard Ownership: 21.6%)
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

Spongecell, Inc.	Expansion	(Safeguard Ownership: 23.0%)
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

Syapse, Inc.	Initial Revenue	(Safeguard Ownership: 26.2%)
Headquartered in Palo Alto, California, Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations and shift to new payment models. Syapse Precision Medicine Platform is a comprehensive software suite used by leading health systems to support the clinical implementation of precision medicine in oncology and other service lines, enabling clinical and genomic data integration, decision support, care coordination and quality improvement at point of care. www.syapse.com

T-REX Group, Inc.	Initial Revenue	(Safeguard Ownership: 23.6%)
Headquartered in New York, New York, T-REX is a financial services software technology company that specializes in valuation, risk analysis, and structuring tools to unlock investment opportunities for various asset classes. T-REX’s secure, enterprise SaaS-based analytics, risk, and portfolio management platform standardizes and provides transparency to the complex structured products evaluation process, increasing liquidity and creating significant investment opportunities for the hundreds of billions of dollars of capital across various esoteric, non-commoditized asset classes. www.trexgroup.com

Transactis, Inc.	Expansion	(Safeguard Ownership: 24.2%)
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

Trice Medical, Inc.	Initial Revenue	(Safeguard Ownership: 27.6%)
Headquartered in King of Prussia, Pennsylvania, Trice Medical was founded to fundamentally improve orthopedic diagnostics for the patient, physician and payor by providing instant, eyes-on, answers. Trice has pioneered fully integrated camera-enabled technologies that provide a clinical solution that is optimized for the physician's office. Trice's mission is to provide more immediate and definitive patient care, eliminating the false reads associated with current indirect modalities and significantly reduce the overall cost to the healthcare system. www.tricemedical.com

WebLinc, Inc.	Expansion	(Safeguard Ownership: 38.0%)
Headquartered in Philadelphia, Pennsylvania, WebLinc is a commerce platform provider for fast growing online retailers. WebLinc tailors its commerce platform to the needs and scale of mid to large retailers by leveraging extensive experience and success supporting clients’ need for fast growth and system flexibility. www.weblinc.com

Zipnosis, Inc.	Initial Revenue	(Safeguard Ownership: 25.4%)
Headquartered in Minneapolis, Minnesota, Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform. Through Zipnosis’ tech-enabled treatment and triage tools, clients can offer convenient access to care while improving clinician efficiency. Currently, patients may be treated for more than 90 conditions via such treatment and triage tools. www.zipnosis.com

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
Previously, we presented our operating results in two reportable segments - Healthcare and Technology. Recently, we shifted our focus to providing capital to technology companies within the fields of healthcare, financial services and digital media. Beginning in the third quarter of 2016, we have determined we operate as one operating segment based upon the similar nature of our technology-driven partner companies, the functional alignment of the organizational structure and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
OTHER INFORMATION
The operations of Safeguard and its partner companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
Safeguard is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements and other information with, and furnish other reports to, the Securities and Exchange Commission (“SEC”). You can read and copy such documents at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 170 North Radnor-Chester Road, Suite 200, Radnor, Pennsylvania 19087.
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
Our partner companies’ business strategies are often highly dependent upon the successful launch and commercialization of an innovative technology or device, including, without limitation, technologies or devices used in healthcare, financial services or digital media.  Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies and devices before we deploy capital into a partner company, sometimes the performance of the technology or device does not match our expectations or those of our partner company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such partner company.
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
Our partner companies depend upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies also will need to continue to hire additional personnel as they expand. Although our current partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services, and to launch new products and services.

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

Item 4. Mine Safety Disclosures
Not applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Stephen T. Zarrilli	55	President, Chief Executive Officer and Director	2008
Jeffrey B. McGroarty	47	Senior Vice President and Chief Financial Officer	2012
Brian J. Sisko	56	Chief Operating Officer, Executive Vice President and Managing Director	2007
Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008 and became President and Chief Executive Officer in November 2012. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director there until June 2008. Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of mobile access solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of Internet strategy consulting, marketing and technology services; and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director of Virtus Investment Partners, Inc. and currently serves as Chair of the Audit Committee and, until June 2015, was a director and Chairman of the Audit Committee of NutriSystem, Inc.
Mr. McGroarty joined Safeguard as Vice President and Corporate Controller in December 2005, subsequently became Vice President - Finance and Corporate Controller, and served as Senior Vice President - Finance from November 2012 until his promotion to Senior Vice President and Chief Financial Officer in April 2013. Prior to joining Safeguard, Mr. McGroarty served as Interim Controller of Cephalon, Inc. from October 2005 to December 2005; Vice President-Financial Planning & Analysis and previously Assistant Controller at Exide Technologies from March 2002 to September 2005; and, previously, with PricewaterhouseCoopers from 1991 to 2001.

Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007 and served as Executive Vice President and Managing Director from November 2012 until his promotion to Chief Operating Officer, Executive Vice President and Managing Director in January 2014. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President-Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg LLP.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2016 and 2015 were as follows:

	High	Low
Fiscal year 2016:
First quarter	$14.23	$11.40
Second quarter	14.75	11.55
Third quarter	14.38	12.01
Fourth quarter	14.10	10.60
Fiscal year 2015:
First quarter	$20.09	$19.24
Second quarter	19.94	17.28
Third quarter	19.85	15.51
Fourth quarter	18.07	13.75
The high and low sale prices reported in the first quarter of 2017 through February 28, 2017 were $13.97 and $11.80 respectively, and the last sale price reported on February 28, 2017, was $12.65. No cash dividends have been declared in any of the years presented, and we have no present intention to declare cash dividends. As of February 28, 2017, there were approximately 14,700 beneficial holders of our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities during the quarter ended December 31, 2016 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2016 - October 31, 2016 (c)	2,494	$12.0406	—	$14,636,135
November 1, 2016 - November 30, 2016	332	$11.6255	—	$14,636,135
December 1, 2016 - December 31, 2016	1,166	$12.2995	—	$14,636,135
Total	3,992	$12.0817	—
(a) During the fourth quarter of 2016, we repurchased an aggregate of approximately 2 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
(b) In July 2015, our Board of Directors authorized us to repurchase shares of our outstanding common stock with an aggregate value of up to $25.0 million.  These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors.  The share repurchase program does not obligate us to acquire any specific number of shares.
(c) Included in this period are approximately 2 thousand shares that were open market purchases made at an average share price of $11.8445 by an individual who may be considered an affiliated purchaser of the Company under Rule 10b-18 of the Exchange Act.

The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2011 through December 31, 2016 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indexes, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indexes.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2011.

Item 6. Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2016. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this report. The historical results presented herein may not be indicative of future results.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,058	$32,838	$111,897	$139,318	$66,029
Cash held in escrow	—	—	—	—	6,434
Short-term marketable securities	8,384	31,020	25,263	38,250	110,957
Long-term marketable securities	7,302	9,743	19,365	6,088	29,059
Long-term restricted cash equivalents	6,336	—	—	—	—
Working capital	26,690	63,251	132,287	170,956	178,577
Total assets	231,828	256,843	317,375	344,653	372,559
Convertible senior debentures	52,560	50,956	49,484	48,135	47,406
Other long-term liabilities	3,630	3,965	3,507	3,683	3,921
Total equity	169,777	195,505	257,827	284,661	313,971

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
General and administrative expense	$18,692	$17,554	$18,970	$21,644	$19,473
Operating loss	(18,692)	(17,554)	(18,970)	(21,644)	(19,473)
Other income (loss), net	(1,682)	217	31,657	383	9,338
Interest income	2,075	1,935	1,901	2,646	2,926
Interest expense	(4,634)	(4,523)	(4,402)	(4,303)	(5,636)
Equity income (loss)	671	(39,599)	(15,335)	(12,607)	(26,517)
Net loss before income taxes	(22,262)	(59,524)	(5,149)	(35,525)	(39,362)
Income tax benefit (expense)	—	—	—	—	—
Net loss	$(22,262)	$(59,524)	$(5,149)	$(35,525)	$(39,362)

Net loss per share:
Basic	$(1.09)	$(2.85)	$(0.25)	$(1.66)	$(1.88)
Diluted	$(1.09)	$(2.85)	$(0.25)	$(1.66)	$(1.88)
Weighted average shares used in computing net loss per share:
Basic	20,343	20,874	20,975	21,362	20,974
Diluted	20,343	20,874	20,975	21,362	20,974

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

Safeguard targets technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies with a particular focus at present on the Internet of Everything, enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys between $5 million and $15 million of initial capital and $5 million to $10 million of follow-on funding with a total anticipated deployment of up to $25 million in a company. We will occasionally provide certain early-stage financing in amounts generally up to $1 million to promising young companies with the goal to provide more capital once certain development milestones are achieved.
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies using one of the following methods: consolidation, fair value, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of December 31, 2016, we did not hold a controlling interest in any of our partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. As of December 31, 2016, we did not account for any of our partner companies under the fair value method.
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
Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies were as follows:

	Year Ended December 31,
Accounting Method	2016	2015	2014
	(In thousands)
Equity	$5,357	$9,690	$—
Cost	45	2,754	54
Total	$5,402	$12,444	$54

Impairment charges related to equity method partner companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.

In addition to ownership interests in our partner companies, we also maintain an interest in the management company and general partner of Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Through our relationship with Penn Mezzanine, we acquired participating interests in mezzanine loans and related equity interests of the borrowers. Penn Mezzanine is not making any new loans and we have no remaining loans in which we have participating interests. We recognized a loss on impairment of our Penn Mezzanine debt and equity participations of $2.4 million which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2016.
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
Stock-Based Compensation
We measure all employee stock-based compensation awards using a fair value method and record such expense in our Consolidated Statements of Operations. We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of various assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for performance-based awards are based on our best estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Changes in the requisite service period or the estimated probability of achievement of performance conditions can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations in any one period.

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
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we are actively involved influencing their development, usually through board representation in addition to our equity ownership.
The following listing of our partner companies only include entities which were considered partner companies as of December 31, 2016. Certain entities which may have been partner companies in previous periods are omitted if, as of December 31, 2016, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of December 31,
Partner Company	2016	2015	2014	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	40.1%	Equity
Aktana, Inc.	31.2%	NA	NA	Equity
Apprenda, Inc.	29.4%	29.5%	21.6%	Equity
Beyond.com, Inc.	38.2%	38.2%	38.2%	Equity
Brickwork	20.3%	NA	NA	Equity
Cask Data, Inc.	31.3%	34.2%	NA	Equity
CloudMine, Inc.	30.1%	30.1%	NA	Equity
Clutch Holdings, Inc.	42.8%	39.3%	29.6%	Equity
Full Measure Education, Inc.	35.2%	25.4%	NA	Equity
Good Start Genetics, Inc.	29.6%	29.6%	29.9%	Equity
Hoopla Software, Inc.	25.5%	25.6%	25.6%	Equity
InfoBionic, Inc.	39.7%	38.5%	27.8%	Equity
Lumesis, Inc.	44.1%	44.7%	45.7%	Equity
MediaMath, Inc.	20.5%	20.6%	20.7%	Equity
meQuilibrium	31.5%	31.5%	NA	Equity
Moxe Health Corporation	32.4%	NA	NA	Equity
NovaSom, Inc.	31.7%	31.7%	31.7%	Equity
Pneuron Corporation	35.4%	35.4%	27.6%	Equity
Prognos (formerly Medivo)	35.2%	34.5%	34.5%	Equity
Propeller Health, Inc.	24.0%	24.6%	24.6%	Equity
QuanticMind, Inc.	23.2%	23.6%	NA	Equity
Sonobi, Inc.	21.6%	22.6%	NA	Equity
Spongecell, Inc.	23.0%	23.0%	23.0%	Equity
Syapse, Inc.	26.2%	24.4%	27.0%	Equity
T-REX Group, Inc.	23.6%	NA	NA	Equity
Transactis, Inc.	24.2%	24.5%	24.8%	Equity
Trice Medical, Inc.	27.6%	27.7%	31.9%	Equity
WebLinc, Inc.	38.0%	29.2%	29.2%	Equity
Zipnosis, Inc	25.4%	26.3%	NA	Equity
Year ended December 31, 2016 versus year ended December 31, 2015

	Year Ended December 31,
	2016	2015	Variance
	(In thousands)
General and administrative expense	$(18,692)	$(17,554)	$(1,138)
Other income (loss), net	(1,682)	217	(1,899)
Interest income	2,075	1,935	140
Interest expense	(4,634)	(4,523)	(111)
Equity income (loss)	671	(39,599)	40,270
Net loss	$(22,262)	$(59,524)	$37,262
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense increased $1.1 million for the year ended December 31, 2016 compared to the prior year primarily due to an increase of $0.8 million in stock-based compensation for performance-based awards and an increase of $0.3 million in employee costs.
Other Income (Loss), Net. Other income (loss), net decreased $1.9 million for the year ended December 31, 2016, compared to the prior year. The components of other income (loss) for the years ended December 31, 2016 and 2015 were as follows:

Year ended December 31, 2016:
Loss on impairment of Penn Mezzanine debt and equity participations	$(2,360)
Gain on sale of Bridgevine	424
Other	254
$(1,682)

Year ended December 31, 2015:
Gain on proceeds received from escrow related to sale of Crescendo	$2,914
Loss on impairment of Dabo Health	(2,356)
Loss on impairment of legacy private equity fund	(398)
Other	57
$217
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
Equity Income (Loss). Equity income (loss) fluctuates with the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity of the partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis.
Equity income (loss) increased $40.3 million for the year ended December 31, 2016 compared to the prior year. The components of equity income (loss) for the years ended December 31, 2016 and 2015 were as follows:

Year ended December 31, 2016:
Gain on sale of Putney	$55,638
Gain on performance milestone proceeds related to sale of Thingworx	3,264
Unrealized dilution gain on the decrease of our ownership percentage in partner companies	2,038
Gain on proceeds received from escrow related to sale of DriveFactor	1,100
Gain on proceeds received from escrow related to sale of Quantia	600
Loss on impairment of AppFirst	(1,731)
Loss on impairment of Aventura	(3,626)
Share of net loss of our equity method partner companies	(56,612)
$671

Year ended December 31, 2015:
Gain on sale of DriveFactor	$6,095
Gain on proceeds received from escrow related to sale of Thingworx	4,080
Gain on performance milestone proceeds related to sale of Thingworx	3,264
Gain on proceeds received from escrow related to sale of Alverix	1,741
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(492)
Loss on impairment of Quantia	(2,920)
Loss on impairment of InfoBionic	(3,162)
Loss on impairment of AppFirst	(3,608)
Share of net loss of our equity method partner companies	(44,597)
$(39,599)
The change in our share of net loss of our equity method partner companies for the year ended December 31, 2016 compared to the prior year was due to an increase in losses associated with our partner companies.

Year ended December 31, 2015 versus year ended December 31, 2014

	Year Ended December 31,
	2015	2014	Variance
	(In thousands)
General and administrative expense	$(17,554)	$(18,970)	$1,416
Other income (loss), net	217	31,657	(31,440)
Interest income	1,935	1,901	34
Interest expense	(4,523)	(4,402)	(121)
Equity loss	(39,599)	(15,335)	(24,264)
Net loss	$(59,524)	$(5,149)	$(54,375)
General and Administrative Expense. General and administrative expense decreased $1.4 million for the year ended December 31, 2015, compared to the prior year primarily due to a decrease of $0.7 million in employee costs, a decrease of $0.4 million in professional service fees, and a decrease of $0.3 million in stock-based compensation primarily for performance-based awards.
Other Income (Loss), Net. Other income (loss), net decreased $31.4 million for the year ended December 31, 2015, compared to the prior year. The components of other income (loss) for the years ended December 31, 2015 and 2014 were as follows:

Year ended December 31, 2015:
Gain on proceeds received from escrow related to sale of Crescendo	$2,914
Loss on impairment of Dabo Health	(2,356)
Loss on impairment of legacy private equity fund	(398)
Other	57
$217

Year ended December 31, 2014:
Gain on sale of Crescendo Bioscience	$27,365
Gain on sale of NuPathe	3,017
Gain on sale of Sotera Wireless	1,453
Loss on sale of Penn Mezzanine equity participation	(255)
Other	77
$31,657
Interest Income. Interest income remained relatively consistent compared to the prior year.

Interest Expense. Interest expense remained relatively consistent compared to the prior year.
Equity Loss. Equity loss increased $24.3 million for the year ended December 31, 2015 compared to the prior year. The components of equity loss for the years ended December 31, 2015 and 2014 were as follows:

Year ended December 31, 2015:
Gain on sale of DriveFactor	$6,095
Gain on proceeds from escrow related to sale of Thingworx	4,080
Gain on performance milestone proceeds related to sale of Thingworx	3,264
Gain on proceeds received from escrow related to sale of Alverix	1,741
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(492)
Loss on impairment of Quantia	(2,920)
Loss on impairment of InfoBionic	(3,162)
Loss on impairment of AppFirst	(3,608)
Share of net loss of our equity method partner companies	(44,597)
$(39,599)

Year ended December 31, 2014:
Gain on sale of Alverix	$15,687
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	6,692
Share of net loss of our equity method partner companies	(37,714)
$(15,335)
The change in our share of net loss of our equity method partner companies for the year ended December 31, 2015 compared to the prior year was due to an increase in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three years ended December 31, 2016, 2015 and 2014. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.
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
As of December 31, 2016, we had $22.1 million of cash and cash equivalents and $15.7 million of marketable securities for a total of $37.8 million.
In March 2017, we sold our interest in partner company Beyond.com back to Beyond.com for $26.0 million. We received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which will accrue interest at a rate of 9.5% per annum.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. We received cash proceeds of $58.6 million in cash proceeds in connection with the transaction, excluding $0.6 million which will be held in escrow until April 2017.
In June 2016, we sold our ownership interests in Bridgevine, Inc. and received cash proceeds of $5.0 million in connection with the transaction.
In June 2016, AppFirst shutdown its operations and sold its assets resulting in proceeds to us of $0.9 million.

In July 2015, Quantia was acquired by Physicians Interactive. We received $7.8 million in initial cash proceeds in connection with the transaction, excluding $0.6 million which was released from escrow in July 2016 and an additional $0.6 million which was released from escrow in January 2017.
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
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of our outstanding common stock. During the year ended December 31, 2016, we repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at December 31, 2016 was $13.45. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof. We anticipate refinancing all or a portion of the outstanding convertible senior debentures before the maturity date of May 15, 2018.
We were party to a loan agreement with a commercial bank which provided us with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit. The credit facility expired by its terms on December 19, 2016. Under the credit facility, we had provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Pursuant to the terms of the credit facility, upon its expiration, the letter of credit is now secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet. The restriction on the cash will lapse when the related letter of credit expires on March 19, 2019.
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Since 2001 and through December 31, 2016, we have received a total of $17.1 million in payments on the loan. The carrying value of the loan at December 31, 2016 was zero. We received payments of $0.1 million on this loan agreement in the years ended December 31, 2016 and 2014 and did not receive any payments on this loan agreement in the year ended December 31, 2015.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2016. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We have been notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability is due in the first quarter of 2017.
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
For the reasons we have presented above, we believe our cash and cash equivalents at December 31, 2016 and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash used in operating activities	$(18,661)	$(17,749)	$(20,189)
Net cash provided by (used in) investing activities	20,061	(56,989)	16,956
Net cash used in financing activities	(5,844)	(4,321)	(24,188)
	$(4,444)	$(79,059)	$(27,421)
Net Cash Used In Operating Activities
Year ended December 31, 2016 versus year ended December 31, 2015. Net cash used in operating activities increased $0.9 million in 2016 compared to the prior year. The increase was primarily related to an increase of $0.4 million in employee costs, an increase of $0.2 million in cash used for professional fees, and an increase of $0.1 million in cash paid for office rent.
Year ended December 31, 2015 versus year ended December 31, 2014. Net cash used in operating activities decreased $2.4 million in 2015 compared to the prior year. The decrease was related to $1.1 million of final payments associated with a transitional services agreement with our previous Chief Executive Officer in 2014, a decrease of $1.0 million in cash used for professional fees and a decrease of $0.1 million in cash paid for office rent.
Net Cash Provided by (Used In) Investing Activities
Year ended December 31, 2016 versus year ended December 31, 2015. Net cash provided by (used in) investing activities increased by $77.1 million for the year ended December 31, 2016 compared to the prior year. The increase primarily related to a $48.9 million increase in proceeds from the sales of and distributions from companies. Cash proceeds from the sale of and distributions from companies was $74.0 million for the year ended December 31, 2016 which related to the sale of our interests in Putney and Bridgevine, proceeds received from AppFirst from the sale of its assets, cash received from escrow associated with the sale of our interests in DriveFactor, Thingworx, and Quantia and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx. Cash proceeds from the sale of and distributions from companies was $25.1 million for the year ended December 31, 2015 which related to the sale of our interests in DriveFactor and Quantia, cash received from escrow associated with the sale of our interests in Crescendo Bioscience and Alverix, and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx. The increase in cash provided by (used in) investing activities also related to a $21.2 million increase in cash proceeds from the net change in marketable securities, a $17.8 million decrease in acquisitions of ownership interests in companies, a $1.4 million decrease in capital expenditures, and a $0.4 million increase in repayments of advances and loans to companies which were partially offset by $12.8 million increase in advances and loans to companies.
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

Net Cash Used In Financing Activities
Year ended December 31, 2016 versus year ended December 31, 2015. Net cash used in financing activities increased $1.5 million in 2016 compared to the prior year. The increase related to a decrease of $0.7 million in proceeds received from the exercise of stock options, an increase of $0.5 million in tax withholdings related to share-based payment awards and an increase of $0.4 million in repurchases of our common stock.
Year ended December 31, 2015 versus year ended December 31, 2014. Net cash used in financing activities decreased $19.9 million in 2015 compared to the prior year. The decrease related to a decrease of $20.0 million in repurchases of our common stock and a decrease of $0.6 million in the proceeds received from the exercise of stock options, partially offset by the repurchase of $0.4 million of our 2024 Debentures in 2014.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2016, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures (a)	$55.0	$—	$55.0	$—	$—
Interest payments on long-term debt	4.3	2.9	1.4	—	—
Operating leases (b)	5.6	0.6	1.2	1.2	2.6
Potential clawback liabilities (c)	1.3	1.0	0.3	—	—
Other long-term obligations (d)	2.7	0.8	1.6	0.3	—
Total Contractual Cash Obligations	$68.9	$5.3	$59.5	$1.5	$2.6

	Amount of Commitment Expiration by Period
	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(In millions)
Other Commitments:
Letters of credit (e)	$6.3	$—	$6.3	$—	$—

(a)	We have outstanding $55.0 million of our 5.25% convertible senior debentures due May 15, 2018.

(b)	In 2015, we entered into an agreement for the lease of our principal executive offices which will extend through April 2026.

(c)
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2016. We have been notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability is due in the first quarter of 2017.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)
A $6.3 million letter of credit is provided to the landlord of CompuCom Systems' Dallas headquarters lease as required in connection with our sale of CompuCom Systems in 2004. The letter of credit is now secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $3.0 million at December 31, 2016.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2016, we had $55.0 million outstanding of our 5.25% convertible senior debentures due May 15, 2018.

Liabilities	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at December 31, 2016
2018 Debentures due by year (in millions)	$—	$55.0	$—	$—	$—	$—	$55.0	$57.7
Fixed interest rate	5.25%	5.25%					5.25%

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:

We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 3, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 3, 2017

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$22,058	$32,838
Marketable securities	8,384	31,020
Prepaid expenses and other current assets	2,109	5,810
Total current assets	32,551	69,668
Property and equipment, net	1,873	2,145
Ownership interests in and advances to partner companies	183,470	171,601
Loan participations receivable	—	2,649
Long-term marketable securities	7,302	9,743
Long-term restricted cash equivalents	6,336	—
Other assets	296	1,037
Total Assets	$231,828	$256,843
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$140	$290
Accrued compensation and benefits	3,498	3,338
Accrued expenses and other current liabilities	2,223	2,789
Total current liabilities	5,861	6,417
Other long-term liabilities	3,630	3,965
Convertible senior debentures—non-current	52,560	50,956
Total Liabilities	62,051	61,338
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2016 and 2015, respectively	2,157	2,157
Additional paid-in capital	816,016	817,434
Treasury stock, at cost; 1,209 and 993 shares at December 31, 2016 and 2015, respectively	(21,061)	(19,570)
Accumulated deficit	(626,904)	(604,270)
Accumulated other comprehensive loss	(431)	(246)
Total Equity	169,777	195,505
Total Liabilities and Equity	$231,828	$256,843
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
General and administrative expense	$18,692	$17,554	$18,970
Operating loss	(18,692)	(17,554)	(18,970)
Other income (loss), net	(1,682)	217	31,657
Interest income	2,075	1,935	1,901
Interest expense	(4,634)	(4,523)	(4,402)
Equity income (loss)	671	(39,599)	(15,335)
Net loss before income taxes	(22,262)	(59,524)	(5,149)
Income tax benefit (expense)	—	—	—
Net loss	$(22,262)	$(59,524)	$(5,149)
Net loss per share:
Basic	$(1.09)	$(2.85)	$(0.25)
Diluted	$(1.09)	$(2.85)	$(0.25)
Weighted average shares used in computing net loss per share:
Basic	20,343	20,874	20,975
Diluted	20,343	20,874	20,975
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(22,262)	$(59,524)	$(5,149)
Other comprehensive loss:
Share of other comprehensive loss of equity method investments	(185)	(246)	—
Total comprehensive loss	$(22,447)	$(59,770)	$(5,149)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2013	$284,661	$(539,597)	$—	21,553	$2,155	$822,103	4	$—
Net loss	(5,149)	(5,149)	—	—	—	—	—	—
Stock options exercised, net	1,289	—	—	18	2	(2,716)	(198)	4,003
Issuance of restricted stock, net	98	—	—	—	—	(1,594)	(79)	1,692
Stock-based compensation expense	1,935	—	—	—	—	1,935	—	—
Repurchase of common stock	(25,036)	—	—	—	—	—	1,194	(25,036)
Conversion of convertible senior debentures to common stock	29	—	—	2	—	29	—	—
Balance — December 31, 2014	257,827	(544,746)	—	21,573	2,157	819,757	921	(19,341)
Net loss	(59,524)	(59,524)	—	—	—	—	—	—
Stock options exercised, net	676	—	—	—	—	(1,051)	(83)	1,727
Issuance of restricted stock, net	158	—	—	—	—	(2,883)	(149)	3,041
Stock-based compensation expense	1,611	—	—	—	—	1,611	—	—
Repurchase of common stock	(4,997)	—	—	—	—	—	304	(4,997)
Other comprehensive loss	(246)	—	(246)	—	—	—	—	—
Balance — December 31, 2015	195,505	(604,270)	(246)	21,573	2,157	817,434	993	(19,570)
Net loss	(22,262)	(22,262)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	(318)	—	—	—	—	(1,117)	(46)	799
Issuance of restricted stock, net of tax withholdings	32	—	—	—	—	(3,067)	(162)	3,099
Stock-based compensation expense	2,394	—	—	—	—	2,394	—	—
Repurchase of common stock	(5,389)	—	—	—	—	—	424	(5,389)
Cumulative effect adjustment (1)	—	(372)				372
Other comprehensive loss	(185)	—	(185)	—	—	—	—	—
Balance — December 31, 2016	$169,777	$(626,904)	$(431)	21,573	$2,157	$816,016	1,209	$(21,061)

(1) Cumulative effect adjustment reflects adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(22,262)	$(59,524)	$(5,149)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	328	190	74
Amortization of debt discount	1,604	1,472	1,349
Equity (income) loss	(671)	39,599	15,335
Other (income) loss, net	1,682	(217)	(31,657)
Stock-based compensation expense	2,394	1,611	1,935
Changes in assets and liabilities:
Accounts receivable, net	(1,521)	(923)	(369)
Accounts payable, accrued expenses, and other	(215)	43	(1,707)
Net cash used in operating activities	(18,661)	(17,749)	(20,189)
Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies	(52,431)	(70,186)	(59,476)
Proceeds from sales of and distributions from companies	73,965	25,058	82,822
Advances and loans to companies	(27,967)	(15,208)	(10,968)
Repayment of advances and loans to companies	1,741	1,318	4,684
Increase in marketable securities	(21,194)	(29,755)	(55,594)
Decrease in marketable securities	46,315	33,640	55,410
Capital expenditures	(432)	(1,856)	(59)
Other, net	64	—	137
Net cash provided by (used in) investing activities	20,061	(56,989)	16,956
Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	—	(441)
Tax withholdings related to equity-based awards	(460)	—	—
Issuance of Company common stock, net	5	676	1,289
Repurchase of Company common stock	(5,389)	(4,997)	(25,036)
Net cash used in financing activities	(5,844)	(4,321)	(24,188)
Net change in cash, cash equivalents and restricted cash equivalents	(4,444)	(79,059)	(27,421)
Cash, cash equivalents and restricted cash equivalents at beginning of period	32,838	111,897	139,318
Cash, cash equivalents and restricted cash equivalents at end of period	$28,394	$32,838	$111,897
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
Consolidation Method. The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net income (loss) attributable to non-controlling interest in the Statements of Operations. Net income (loss) attributable to non-controlling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2016, the Company did not hold a controlling interest in any of its partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of the Company's holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. As of December 31, 2016, the Company did not account for any of its partner companies under the fair value method.
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
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2016, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.
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
Restricted Cash Equivalents
Restricted cash equivalents consist of certificates of deposit with various maturity dates. Amounts included in restricted cash equivalents represent those required to be set aside by a contractual agreement with a bank as collateral for a letter of credit. The restriction on the cash will lapse when the related letter of credit expires on March 19, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$22,058	$32,838
Long-term restricted cash equivalents	6,336	—
Total cash, cash equivalents and restricted cash equivalents	$28,394	$32,838
Financial Instruments
The Company’s financial instruments (principally cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Recent Accounting Pronouncements
Adoption of Accounting Standards Update No. 2016-18
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). While the effective date of ASU 2016-18 is for fiscal years beginning after December 15, 2017, earlier adoption is permitted and the Company adopted the amendments in ASU 2016-18 during the fourth quarter of 2016. This standard requires that the Consolidated Statements of Cash Flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. The amendments in this update were applied using a retrospective transition method to each period presented. There were no material impacts to the Company's results of operations or liquidity as a result of adopting ASU 2016-18.
Adoption of Accounting Standards Update No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and the Company adopted the amendments in ASU 2016-09 during the second quarter of 2016. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statements of Cash Flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. The impact of early adoption resulted in the following:

•
The Company recognizes share-based payment forfeitures as they occur. Prior to adoption, forfeitures were estimated in order to arrive at current period expense. There was a cumulative effect adjustment of $0.4 million to Accumulated deficit on the Consolidated Balance Sheet as of January 1, 2016 as a result of the adoption of this amendment on a modified retrospective basis.

•
The Company, upon election by an employee, withholds award shares with a fair value up to the amount of tax owed upon vesting or exercise using the maximum statutory tax rate in the employee's applicable jurisdiction while still qualifying for equity classification. Prior to adoption, the Company was only able to withhold award shares with a fair value up to the minimum statutory tax rate. There was no cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis.

•
The Company presents employee taxes paid by the Company through the withholding of award shares as a financing activity in the Consolidated Statements of Cash Flows. The effect of this retrospective change on the Company's Consolidated Statements of Cash Flows was not significant.

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
Adoption of Accounting Standards Update No. 2014-15
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. If such conditions or events exist, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. The Company adopted ASU 2014-15 effective December 31, 2016. The adoption had no impact on the Company's Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Evaluation of Accounting Standards Update No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outlines a single comprehensive model to use to account for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. For public companies, the guidance is effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard will supersede most existing revenue guidance, it could impact revenue and cost recognition for partner companies. Any change in revenue or cost recognition for partner companies could affect the Company's recognition of its share of the results of its equity method partner companies. The Company has been closely monitoring the FASB activity related to the new standard and has begun work to conclude on specific interpretative issues.
2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	December 31, 2016	December 31, 2015
	(In thousands)
Equity Method:
Partner companies	$154,219	$150,898
Private equity funds	447	942
	154,666	151,840
Cost Method:
Partner companies	2,112	5,024
Private equity funds	1,550	1,966
	3,662	6,990
Advances to partner companies	25,142	12,771
	$183,470	$171,601
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received $58.6 million in cash proceeds in connection with the transaction, excluding $0.6 million which will be held in escrow until April 2017. The Company recognized a gain of $55.6 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016.
The Company recognized an impairment charge of $3.6 million related to Aventura, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016. The impairment was based on the decision of the Company and other shareholders of Aventura not to continue to fund Aventura's operations. The adjusted carrying value of the Company's interest in Aventura was $0.0 million at December 31, 2016.
The Company recognized an impairment charge of $2.4 million related to its Penn Mezzanine debt and equity participations which is reflected in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2016. The amount of the impairment was determined based on the difference between the carrying value of the Company's debt and equity participations and their estimated fair values. The Company has no remaining Penn Mezzanine debt participations and the adjusted carrying value of the Company's remaining Penn Mezzanine equity participation was $0.2 million at December 31, 2016.
The Company recognized an impairment charge of $1.7 million related to AppFirst, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016. The impairment was due to the shutdown of AppFirst's operations and the sale of its assets. The amount of the impairment was determined based on the difference between the carrying value of the Company's holdings in AppFirst and the proceeds received by the Company on the sale of AppFirst's assets in June 2016. The Company also recognized an impairment charge of $3.6 million related to AppFirst in the fourth quarter of 2015 which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was due to lack of revenue growth.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2016, the Company sold its ownership interests in Bridgevine, Inc. The Company received cash proceeds of $5.0 million and recognized a gain of $0.4 million on the transaction which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2016.
In April 2015, DriveFactor, Inc. was acquired by CCC Information Services, Inc. The Company received $9.1 million in initial cash proceeds in connection with the transaction. The Company recognized a gain of $6.1 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. In April 2016, the Company received an additional $1.1 million which was released from escrow resulting in a gain of $1.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016.
In April 2016, the Company received $3.3 million associated with the achievement of the final performance milestone related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $3.3 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016. In January 2016, the Company received $4.1 million which was released from escrow resulting in a gain of $4.1 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. In July 2015, the Company received $3.3 million associated with the achievement of performance milestones, resulting in a gain of $3.3 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015.
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received $7.8 million in initial cash proceeds in connection with the transaction. In July 2016, the Company received an additional $0.6 million which was released from escrow resulting in a gain of $0.6 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016. The Company also recognized an impairment charge of $2.9 million related to Quantia in the second quarter of 2015 which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was based on the difference between the Company's carrying value in Quantia and the initial net proceeds received in July 2015.
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
The Company recognized an impairment charge of $2.3 million related to Dabo Health, Inc. in the first quarter of 2015 which is reflected in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was based on the decision of the Company and other shareholders not to continue to fund Dabo Health's operations.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized Financial Information for Partner Companies
The Company categorizes its partner companies into four stages based upon revenue generation—Development Stage, Initial Revenue Stage, Expansion Stage and, High Traction Stage. The Development Stage is made up of those companies that are pre-revenue businesses. The Company currently has no partner companies in the Development Stage. The Initial Revenue Stage is made up of businesses that have revenues of $5 million or less. The Expansion Stage is made up of companies that have revenue in the range of $5 million to $20 million. The High Traction Stage is made up of companies that have revenue in excess of $20 million per year. See Note 14 to the Consolidated Financial Statements for a listing of partner companies in which the Company held an ownership interest as of December 31, 2016 and their respective revenue stages.
The following summarized financial information by revenue stage for partner companies accounted for under the equity method for the periods presented has been compiled from respective partner company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag. Results of operations of the partner companies are excluded for periods prior to their acquisition and subsequent to their disposition. Historical results are not adjusted when the Company exits or writes-off a partner company.
High Traction Stage

	As of December 31,
	2016	2015
	(In thousands)
Balance Sheets:
Current assets	$229,756	$213,884
Non-current assets	106,555	89,987
Total assets	$336,311	$303,871
Current liabilities	$215,622	$192,025
Non-current liabilities	110,315	74,208
Shareholders’ equity	10,374	37,638
Total liabilities and shareholders’ equity	$336,311	$303,871
Number of partner companies	5	6

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Results of Operations:
Revenue	$272,216	$301,132	$249,157
Gross profit	$200,811	$208,883	$164,514
Net loss	$(40,815)	$(46,558)	$(55,394)
Expansion Stage

	As of December 31,
	2016	2015
	(In thousands)
Balance Sheets:
Current assets	$66,204	$84,041
Non-current assets	17,756	16,762
Total assets	$83,960	$100,803
Current liabilities	$40,660	$40,268
Non-current liabilities	14,851	27,449
Shareholders’ equity	28,449	33,086
Total liabilities and shareholders’ equity	$83,960	$100,803
Number of partner companies	7	7

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Results of Operations:
Revenue	$61,293	$53,002	$39,391
Gross profit	$34,682	$30,928	$26,158
Net loss	$(52,111)	$(34,064)	$(30,012)
Initial Revenue Stage

	As of December 31,
	2016	2015
	(In thousands)
Balance Sheets:
Current assets	$73,698	$59,738
Non-current assets	4,915	2,705
Total assets	$78,613	$62,443
Current liabilities	$29,431	$21,399
Non-current liabilities	33,385	9,172
Shareholders’ equity	15,797	31,872
Total liabilities and shareholders’ equity	$78,613	$62,443
Number of partner companies	17	15

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Results of Operations:
Revenue	$31,172	$15,071	$9,661
Gross profit	$18,777	$10,234	$6,008
Net loss	$(93,440)	$(57,762)	$(23,588)
As of December 31, 2016, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $119.0 million. Of this excess, $98.2 million was allocated to goodwill and $20.8 million was allocated to intangible assets.
3. Acquisitions of Ownership Interests in Partner Companies
In December 2016, the Company funded $1.9 million of a convertible bridge loan to Trice Medical, Inc. The Company had previously deployed an aggregate of $6.1 million in Trice Medical. Trice Medical is a diagnostics company focused on micro invasive technologies. The Company accounts for its interest in Trice Medical under the equity method.
In December 2016, the Company funded $1.5 million of a convertible bridge loan to meQuilibrium. The Company had previously deployed $6.5 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. The Company accounts for its interest in meQuilibrium under the equity method.
In December, July and April 2016, the Company funded an aggregate of $5.2 million of convertible bridge loans to Good Start Genetics, Inc. The Company had previously deployed an aggregate of $12.0 million in Good Start Genetics. Good Start Genetics is an information solutions company delivering genetics offerings to growing families, including advanced clinical sequencing and individualized actionable information to promote successful pregnancies. The Company accounts for its interest in Good Start Genetics under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December and January 2016, the Company deployed an aggregate of $5.4 million into WebLinc, Inc. The Company had previously deployed an aggregate of $6.6 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
In December, November, March and January 2016, the Company deployed an aggregate of $4.6 million into Full Measure Education, Inc. The Company had previously deployed $4.0 million in Full Measure. Full Measure designs next-generation, mobile-first technologies for community colleges throughout the United States. The Company accounts for its interest in Full Measure under the equity method.
In December, September and June 2016, the Company funded an aggregate of $0.7 million of convertible loans to Lumesis, Inc. The Company had previously deployed an aggregate of $5.6 million in Lumesis. Lumesis is a financial technology company focused on providing business efficiency, regulatory and data solutions to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method.
In November 2016, the Company acquired a 23.6% interest in T-REX Group, Inc. for $6.0 million. T-REX Group is a financial services software technology company that specializes in valuation, risk analysis, and structuring tools to unlock investment opportunities for various asset classes. The Company accounts for its interest in T-REX Group under the equity method.
In November 2016, the Company funded $0.6 million of a convertible bridge loan to CloudMine, Inc. The Company had previously deployed an aggregate of $4.9 million in CloudMine. CloudMine empowers payers, providers, and pharmaceutical organizations to mobilize patient information by building robust applications and driving actionable insights. The Company accounts for its interest in CloudMine under the equity method.
In November 2016, the Company funded $0.3 million of a convertible bridge loan to Aventura, Inc. The Company had previously deployed $6.0 million in Aventura. The Company impaired all of the carrying value of Aventura in the fourth quarter of 2016. The Company accounted for its interest in Aventura under the equity method.
In October 2016, the Company acquired a 20.3% interest in Brickwork for $4.2 million. Brickwork helps retailers inform, target, convert, and prepare for store shoppers online as the first scalable software-as-a-service platform powering a seamless customer path between online and in-store shopping. The Company accounts for its interest in Brickwork under the equity method.
In October 2016, the Company deployed an additional $5.0 million in Propeller Health, Inc. The Company had previously deployed $9.0 million in Propeller Health. Propeller Health provides digital solutions to measurably improve respiratory health. The Company accounts for its interest in Propeller Health under the equity method.
In October 2016, the Company funded $2.8 million of a convertible bridge loan to QuanticMind, Inc. The Company had previously deployed $7.0 million in QuanticMind. QuanticMind is a software-as-a-service company that provides enterprise-level predictive advertising management software for paid search, social and mobile. The Company accounts for its interest in QuanticMind under the equity method.
In October 2016, the Company deployed $2.7 million into Aktana, Inc. The Company had previously acquired a 23.4% interest in Aktana for $5.5 million in June 2016. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution. The Company accounts for its interest in Aktana under the equity method.
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
In June and April 2014, the Company deployed an aggregate of $5.0 million into Putney, Inc. The Company had previously deployed $10.0 million in Putney. The Company accounted for its interest in Putney under the equity method. In April 2016, Putney was acquired by Dechra Pharmaceuticals Plc.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table provides the carrying value and fair value of certain financial assets of the Company measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Carrying Value	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$22,058	$22,058	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$15,686	$15,686	$—	$—
Total marketable securities	$15,686	$15,686	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$32,838	$32,838	$—	$—
Marketable securities—held-to-maturity:
Government agency bonds	$1,329	$1,329	$—	$—
Certificates of deposit	39,434	39,434	—	—
Total marketable securities	$40,763	$40,763	$—	$—
As of December 31, 2016, $8.4 million of marketable securities had contractual maturities which were less than one year and $7.3 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Convertible Debentures and Credit Arrangements
Convertible Senior Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due on May 15, 2018 (the “2018 Debentures”). Interest on the 2018 Debentures is payable semi-annually on May 15 and November 15. Holders of the 2018 Debentures may convert their notes prior to November 15, 2017 at their option only under the following circumstances:

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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2016 was $13.45.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2016, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $57.7 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2016, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $2.0 million, unamortized debt issuance costs were $0.5 million, and the net carrying value of the liability component was $52.6 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $1.6 million, $1.5 million and $1.3 million of such expense for the years ended December 31, 2016, 2015 and 2014, respectively. The effective interest rate on the 2018

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debentures is 8.7%. The Company anticipates refinancing all or a portion of the outstanding 2018 Debentures before the maturity date of May 15, 2018.

Credit Arrangements
The Company was party to a loan agreement with a commercial bank which provided it with a revolving credit facility in the maximum aggregate amount of $25.0 million in the form of borrowings, guarantees and issuances of letters of credit. The credit facility, as amended December 29, 2015, expired by its terms on December 19, 2016. Under the credit facility, the Company had provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Pursuant to the terms of the credit facility, upon its expiration, the letter of credit is now secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet. The restriction on the cash will lapse when the related letter of credit expires on March 19, 2019.
6. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2016, the Company repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.

7. Stock-Based Compensation
Equity Compensation Plans
The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2016, the Company issued 46 thousand stock-based awards outside of existing plans as inducement awards in accordance with New York Stock Exchange rules. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2016, the Company had reserved 3.7 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan, and other previously expired equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
General and administrative expense	$2,394	$1,611	$1,935
	$2,394	$1,611	$1,935
At December 31, 2016, the Company had outstanding options that vest based on two different types of vesting schedules:
1) performance-based; and
2) service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the year ended December 31, 2014, the Company issued 8 thousand performance-based options to employees. No performance-based options were issued during the years ended December 31, 2016 or 2015. During the years ended December 31, 2016 and 2014, respectively, 4 thousand and 7 thousand performance-based options vested. No performance-based options vested during the year ended December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, respectively, 106 thousand, 9 thousand and 16 thousand performance-based options were canceled or forfeited. The Company recorded compensation expense related to performance-

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based options of $0.2 million, $0.0 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The maximum number of unvested options at December 31, 2016 attainable under these grants was 344 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2016, 2015 and 2014, respectively, the Company issued 27 thousand, 31 thousand and 23 thousand service-based options to employees. During the years ended December 31, 2016, 2015 and 2014, respectively, 22 thousand, 8 thousand and 8 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these options of $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Market-based awards entitled participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. During the years ended December 31, 2016, 2015 and 2014, the Company did not issue any market-based awards to employees. During the year ended December 31, 2014, 22 thousand market-based options vested. No market-based options vested during the years ended December 31, 2016 or 2015. During the years ended December 31, 2016, 2015 and 2014, respectively, 136 thousand, 91 thousand and 155 thousand market-based options were canceled or forfeited. The Company recorded compensation expense related to market-based options of $0.0 million during the years ended December 31, 2016, 2015 and 2014. There is no further expense to be recognized related to market-based options and there are no further unvested options attainable under these grants at December 31, 2016.
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

	Year Ended December 31,
	2016	2015	2014
Service-Based Options
Dividend yield	0%	0%	0%
Expected volatility	25%	26%	32%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	1.5%	1.5%	1.7%
			Year Ended December 31,
			2014
Performance-Based Options
Dividend yield			0%
Expected volatility			32%
Average expected option life			4.8 years
Risk-free interest rate			1.7%
The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2016, 2015 and 2014 was $3.29, $4.25 and $7.02 per share, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2013	1,828	$12.51
Options granted	31	19.38
Options exercised	(365)	11.48
Options canceled/forfeited	(178)	13.58
Outstanding at December 31, 2014	1,316	12.81
Options granted	31	17.26
Options exercised	(155)	13.12
Options canceled/forfeited	(107)	13.06
Outstanding at December 31, 2015	1,085	12.86
Options granted	27	13.03
Options exercised	(170)	7.56
Options canceled/forfeited	(264)	11.06
Outstanding at December 31, 2016	678	14.90	4.37	$314
Options exercisable at December 31, 2016	279	15.37	3.01	122
Options vested and expected to vest at December 31, 2016	678	14.90	4.37	314
Shares available for future grant	2,077
The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.9 million and $2.4 million, respectively.
At December 31, 2016, total unrecognized compensation cost related to non-vested service-based options was $0.2 million. That cost is expected to be recognized over a weighted-average period of 2.7 years. At December 31, 2016, total unrecognized compensation cost related to non-vested performance-based options was $0.7 million. That cost is expected to be recognized over a weighted-average period of 1.9 years but would be accelerated if performance targets are achieved earlier than estimated.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the years ended December 31, 2016, 2015 and 2014, respectively, the Company issued 226 thousand, 153 thousand and 119 thousand performance-based stock units to employees. Under the terms of the 2016, 2015 and 2014 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At December 31, 2016, the liability associated with such potential cash payments was $0.0 million.
During the years ended December 31, 2016, 2015 and 2014, respectively, the Company issued 130 thousand, 81 thousand and 59 thousand restricted shares to employees. Restricted shares generally vest over a period of approximately four years.
During the years ended December 31, 2016, 2015, and 2014, respectively, the Company issued 47 thousand, 44 thousand and 46 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

During the years ended December 31, 2016, 2015 and 2014, the Company granted 10 thousand, 9 thousand and 8 thousand shares, respectively, to members of its advisory board, now referred to as Safeguard's Advisor and Global Expert Network, and recorded compensation expense of $0.1 million in each year related to these awards.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $1.9 million, $1.3 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2016 was $7.8 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.1 million and $1.4 million, respectively.
Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2014	455	$17.09
Granted	286	15.02
Vested	(64)	17.42
Forfeited	(7)	18.76
Unvested at December 31, 2015	670	16.16
Granted	413	13.27
Vested	(89)	16.46
Forfeited	(61)	17.08
Unvested at December 31, 2016	933	14.79
8. Other Income (Loss), Net

Year ended December 31, 2016:
Loss on impairment of Penn Mezzanine debt and equity participations	$(2,360)
Gain on sale of Bridgevine	424
Other	254
$(1,682)

Year ended December 31, 2015:
Gain on proceeds received from escrow related to sale of Crescendo	$2,914
Loss on impairment of Dabo Health	(2,356)
Loss on impairment of legacy private equity fund	(398)
Other	57
$217

Year ended December 31, 2014:
Gain on sale of Crescendo Bioscience	$27,365
Gain on sale of NuPathe	3,017
Gain on sale of Sotera Wireless	1,453
Loss on sale of Penn Mezzanine equity participation	(255)
Other	77
$31,657

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2016, 2015 and 2014.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Statutory tax (benefit) expense	(35.0)%	(35.0)%	(35.0)%
Increase in taxes resulting from:
Stock-based compensation	0.2	0.1	1.5
Nondeductible expenses	0.4	0.2	2.9
Valuation allowance	34.4	34.7	30.6
	0.0%	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$95,134	$83,042
Tax loss and credit carryforwards	82,775	84,493
Accrued expenses	1,183	1,391
Stock-based compensation	1,763	1,655
Other	1,310	1,369
	182,165	171,950
Valuation allowance	(182,165)	(171,950)
Net deferred tax asset	$—	$—
As of December 31, 2016, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $225.4 million. These carryforwards expire as follows:

Total
(In thousands)
2017	$—
2018	—
2019	—
2020	—
2021 and thereafter	225,369
$225,369
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2016, 2015 and 2014.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2013 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2016 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.
10. Net Loss Per Share
The calculations of net loss per share were:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Basic:
Net loss	$(22,262)	$(59,524)	$(5,149)
Weighted average common shares outstanding	20,343	20,874	20,975
Net loss per share	$(1.09)	$(2.85)	$(0.25)
Diluted:
Net loss	$(22,262)	$(59,524)	$(5,149)
Weighted average common shares outstanding	20,343	20,874	20,975
Net loss per share	$(1.09)	$(2.85)	$(0.25)
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
Diluted loss per share for the years ended December 31, 2016, 2015 and 2014 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At December 31, 2016, 2015 and 2014, options to purchase 0.7 million, 1.1 million and 1.3 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 per share, $7.14 to $19.95 per share and $7.14 to $19.95 per share, respectively, were excluded from the calculation.

•
At December 31, 2016, 2015 and 2014 unvested restricted stock, performance-based stock units and DSUs convertible into 0.9 million, 0.7 million and 0.5 million shares of stock, respectively, were excluded from the calculations.

•	For the years ended December 31, 2016, 2015, and 2014, 3.0 million shares of common stock representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.
11. Related Party Transactions
In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Through December 31, 2016, the Company recognized impairment charges against the loan of $15.7 million. Since 2001 and through December 31, 2016, the Company has received a total of $17.1 million in payments on the loan. The carrying value of the loan at December 31, 2016 was zero. The Company received payments of $0.1 million on this loan agreement in the years ended December 31, 2016 and 2014 and did not receive any payments on this loan agreement in the year ended December 31, 2015.
In the normal course of business, the Company’s officers and employees hold board positions with partner and other companies in which the Company has a direct or indirect ownership interest.

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
The Company leases its corporate headquarters under a lease expiring in 2026 and office equipment under leases expiring at various dates to 2020. Total rental expense under operating leases was $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Total
(In thousands)
2017	$584
2018	591
2019	602
2020	601
2021 and thereafter	3,242
$5,620
The Company had outstanding guarantees of $3.8 million at December 31, 2016 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The maximum clawback the Company could be required to return related to its general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2016. The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. The Company has been notified by the fund's manager that the fund is being dissolved and $1.0 million of the Company's clawback liability is due in the first quarter of 2017.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.9 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2016.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit is now secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at December 31, 2016.
In June 2011, the Company's former partner company, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the above-referenced investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

connection with the above matters, the Company and other former equity holders in ABH recently entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.
13. Supplemental Cash Flow Information
During the years ended December 31, 2016 and 2015, the Company converted $3.9 million and $1.0 million, respectively, of advances to partner companies into ownership interests in partner companies. Cash paid for interest in each of the years ended December 31, 2016, 2015 and 2014 was $2.9 million. Cash paid for taxes in each of the years ended December 31, 2016, 2015 and 2014 was $0.0 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Segment Reporting
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
As of December 31, 2016, the Company held interests in 29 non-consolidated partner companies. The Company’s active partner companies as of December 31, 2016 were as follows for the years ended December 31, 2016, 2015 and 2014:

		Safeguard Primary Ownership as of December 31,
Partner Company	Revenue Stage	2016	2015	2014	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	High Traction	40.1%	40.1%	40.1%	Equity
Aktana, Inc.	Initial Revenue	31.2%	NA	NA	Equity
Apprenda, Inc.	Expansion	29.4%	29.5%	21.6%	Equity
Beyond.com, Inc.	High Traction	38.2%	38.2%	38.2%	Equity
Brickwork	Initial Revenue	20.3%	NA	NA	Equity
Cask Data, Inc.	Initial Revenue	31.3%	34.2%	NA	Equity
CloudMine, Inc.	Initial Revenue	30.1%	30.1%	NA	Equity
Clutch Holdings, Inc.	Expansion	42.8%	39.3%	29.6%	Equity
Full Measure Education, Inc.	Initial Revenue	35.2%	25.4%	NA	Equity
Good Start Genetics, Inc.	High Traction	29.6%	29.6%	29.9%	Equity
Hoopla Software, Inc.	Initial Revenue	25.5%	25.6%	25.6%	Equity
InfoBionic, Inc.	Initial Revenue	39.7%	38.5%	27.8%	Equity
Lumesis, Inc.	Initial Revenue	44.1%	44.7%	45.7%	Equity
MediaMath, Inc.	High Traction	20.5%	20.6%	20.7%	Equity
meQuilibrium	Initial Revenue	31.5%	31.5%	NA	Equity
Moxe Health Corporation	Initial Revenue	32.4%	NA	NA	Equity
NovaSom, Inc.	High Traction	31.7%	31.7%	31.7%	Equity
Pneuron Corporation	Initial Revenue	35.4%	35.4%	27.6%	Equity
Prognos (formerly Medivo)	Expansion	35.2%	34.5%	34.5%	Equity
Propeller Health, Inc.	Initial Revenue	24.0%	24.6%	24.6%	Equity
QuanticMind, Inc.	Initial Revenue	23.2%	23.6%	NA	Equity
Sonobi, Inc.	Expansion	21.6%	22.6%	NA	Equity
Spongecell, Inc.	Expansion	23.0%	23.0%	23.0%	Equity
Syapse, Inc.	Initial Revenue	26.2%	24.4%	27.0%	Equity
T-REX Group, Inc.	Initial Revenue	23.6%	NA	NA	Equity
Transactis, Inc.	Expansion	24.2%	24.5%	24.8%	Equity
Trice Medical, Inc.	Initial Revenue	27.6%	27.7%	31.9%	Equity
WebLinc, Inc.	Expansion	38.0%	29.2%	29.2%	Equity
Zipnosis, Inc	Initial Revenue	25.4%	26.3%	NA	Equity
As of December 31, 2016 and 2015, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2016:
General and administrative expense	$5,228	$4,849	$4,687	$3,928
Operating loss	(5,228)	(4,849)	(4,687)	(3,928)
Other income (loss), net	—	659	(2,405)	64
Interest income	420	527	513	615
Interest expense	(1,149)	(1,155)	(1,161)	(1,169)
Equity income (loss)	(9,495)	43,794	(16,345)	(17,283)
Net income (loss) before income taxes	(15,452)	38,976	(24,085)	(21,701)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(15,452)	$38,976	$(24,085)	$(21,701)
Net income (loss) per share (a)
Basic	$(0.76)	$1.92	$(1.18)	$(1.07)
Diluted	$(0.76)	$1.70	$(1.18)	$(1.07)
2015:
General and administrative expense	$4,880	$4,754	$3,962	$3,958
Operating loss	(4,880)	(4,754)	(3,962)	(3,958)
Other income (loss), net	(388)	(15)	704	(84)
Interest income	449	640	398	448
Interest expense	(1,122)	(1,128)	(1,133)	(1,140)
Equity loss	(8,662)	(13,765)	(7,635)	(9,537)
Net loss before income taxes	(14,603)	(19,022)	(11,628)	(14,271)
Income tax benefit (expense)	—	—	—	—
Net loss	$(14,603)	$(19,022)	$(11,628)	$(14,271)
Net loss per share (a)
Basic	$(0.70)	$(0.91)	$(0.56)	$(0.69)
Diluted	$(0.70)	$(0.91)	$(0.56)	$(0.69)

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

16. Subsequent Events
In March 2017, the Company sold its interest in partner company Beyond.com back to Beyond.com for $26.0 million. The Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which will accrue interest at a rate of 9.5% per annum.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 are functioning effectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board and members of Safeguard's Advisor and Global Expert Network receive equity grants for their service on our Board and in Safeguard's Advisor and Global Expert Network, respectively. Members of our Board also receive deferred stock unit ("DSU") awards and are eligible to defer directors’ fees and receive DSUs with a value equal to the directors’ fees deferred and matching DSUs equal to 25% of the directors’ fees deferred.

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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2016, 145,222 shares were subject to outstanding options and performance stock units ("PSUs"), no shares were available for future issuance, and 569,452 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that remained outstanding at December 31, 2016, continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.

During 2008, 2011, 2013 and 2016, the Compensation Committee granted “employee inducement” awards to five newly hired executives. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules. The employee inducement awards consisted of: (i) options that were outstanding at January 1, 2016 to purchase up to an aggregate of 405,000 shares of Safeguard common stock and (ii) 23,083 shares of restricted stock and 23,083 performance stock units that were granted as inducement awards during 2016. All of the “employee inducement” awards that were granted as stock options have a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. 288,750 of such stock options were granted with an eight-year term, 116,250 of such stock options and 23,083 performance stock units were granted with a 10-year term.

During 2016, 114,166 of the shares underlying certain inducement stock options were exercised, 980 of the shares underlying certain inducement awards vested, 135,834 of the shares underlying certain inducement awards expired and 62,770 of the shares underlying certain inducement awards were forfeited.

Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2016, 61,833 shares are subject to time-based vesting, with an aggregate of: (i) 7,501 shares vesting on the first anniversary of the grant date and 22,499 shares vesting in 36 equal monthly installments thereafter, and (ii) 2,188 shares vesting on the second anniversary of the grant date and 6,562 shares vesting in 36 equal monthly installments thereafter, and (iii) 5,771 shares vesting on the first anniversary of the fifteen day of the first month following the quarter in which the employee began his or her employment and 17,312 shares vesting in 12 quarterly installments thereafter. Of the remaining shares underlying the “employee inducement”

awards that were outstanding at December 31, 2016, 75,583 vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the capital-return based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as equity grants previously awarded to other executives under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2016 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	1,354,272	$15.0200	2,076,734
Equity compensation plans not approved by security holders (4)	260,535	$14.6035	—
Total	1,614,807	$14.9013	2,076,734

(1)	Includes a total of 895,528 shares underlying PSUs and DSUs awarded for no consideration and 86,151 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 981,679 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Includes awards granted under the 2001 Plan and 114,333 “employee inducement” awards.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.2	Second Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/20/16	3.1
4.1	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Compensation Summary — Non-employee Directors	Form 10-Q 4/24/15	10.2
10.7.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.7.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.7.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3
10.8.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.9.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1

10.10.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.11.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.11.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.11.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.11.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.11.5	Fourth Loan Modification Agreement dated as of December 22, 2014, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/23/14	10.1
10.11.6	Fifth Loan Modification Agreement dated as of December 29, 2015, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/29/15	10.1
10.12	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.13	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.14	Lease Agreement, Effective February 2, 2015, Between Safeguard Scientifics, Inc., a Pennsylvania Corporation, and Radnor Properties-SDC, L.P., a Delaware Limited Partnership	Form 10-Q 4/24/15	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer
Dated: March 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEPHEN T. ZARRILLI	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
Stephen T. Zarrilli
JEFFREY B. MCGROARTY	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2017
Jeffrey B. McGroarty
MARA G. ASPINALL	Director	March 3, 2017
Mara G. Aspinall
JULIE A. DOBSON	Director	March 3, 2017
Julie A. Dobson
STEPHEN FISHER	Director	March 3, 2017
Stephen Fisher
GEORGE MACKENZIE	Director	March 3, 2017
George MacKenzie
JOHN J. ROBERTS	Director	March 3, 2017
John J. Roberts
ROBERT J. ROSENTHAL	Chairman of the Board of Directors	March 3, 2017
Robert J. Rosenthal