Form 10-Q
period 2017-03-31
SAFEGUARD SCIENTIFICS INC
filed 2017-04-27
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Yes  ☐    No  ☑
Number of shares outstanding as of April 25, 2017
Common Stock 20,359,015

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$30,543	$22,058
Marketable securities	2,376	8,384
Prepaid expenses and other current assets	2,325	2,109
Total current assets	35,244	32,551
Property and equipment, net	1,789	1,873
Ownership interests in and advances to partner companies	161,625	183,470
Long-term marketable securities	3,047	7,302
Long-term restricted cash equivalents	6,336	6,336
Other assets	121	296
Total Assets	$208,162	$231,828
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$230	$140
Accrued compensation and benefits	1,775	3,498
Accrued expenses and other current liabilities	2,017	2,223
Total current liabilities	4,022	5,861
Other long-term liabilities	3,581	3,630
Convertible senior debentures	52,983	52,560
Total Liabilities	60,586	62,051
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2017 and December 31, 2016	2,157	2,157
Additional paid-in capital	815,926	816,016
Treasury stock, at cost; 1,215 and 1,209 shares at March 31, 2017 and December 31, 2016, respectively	(21,123)	(21,061)
Accumulated deficit	(649,001)	(626,904)
Accumulated other comprehensive loss	(383)	(431)
Total Equity	147,576	169,777
Total Liabilities and Equity	$208,162	$231,828
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2017	2016
General and administrative expense	$4,947	$5,228
Operating loss	(4,947)	(5,228)
Other income (loss), net	249	—
Interest income	801	420
Interest expense	(1,198)	(1,149)
Equity loss	(17,002)	(9,495)
Net loss before income taxes	(22,097)	(15,452)
Income tax benefit (expense)	—	—
Net loss	$(22,097)	$(15,452)

Net loss per share:
Basic	$(1.08)	$(0.76)
Diluted	$(1.08)	$(0.76)
Weighted average shares used in computing loss per share:
Basic	20,380	20,448
Diluted	20,380	20,448

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended March 31,
	2017	2016
Net loss	$(22,097)	$(15,452)
Other comprehensive income (loss):
Share of other comprehensive loss of equity method investments	(2)	(10)
Reclassification adjustment for sale of equity method investments	50	—
Total comprehensive loss	$(22,049)	$(15,462)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net cash used in operating activities	$(6,541)	$(5,840)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	15,753	4,194
Acquisitions of ownership interests in companies	(4,476)	(17,073)
Advances and loans to companies	(6,429)	(7,119)
Repayment of advances and loans to companies	—	28
Decrease in marketable securities	10,268	26,602
Capital expenditures	—	(22)
Net cash provided by investing activities	15,116	$6,610
Cash Flows from Financing Activities:
Issuance of Company common stock, net	10	—
Tax withholdings related to equity-based awards	(100)	—
Repurchase of Company common stock	—	(5,445)
Net cash used in financing activities	(90)	(5,445)
Net change in cash, cash equivalents and restricted cash equivalents	8,485	(4,675)
Cash, cash equivalents and restricted cash equivalents at beginning of period	28,394	32,838
Cash, cash equivalents and restricted cash equivalents at end of period	$36,879	$28,163
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2016	$169,777	$(626,904)	$(431)	21,573	$2,157	$816,016	1,209	$(21,061)
Net loss	(22,097)	(22,097)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	10	—	—	—	—	(10)	(1)	20
Issuance of restricted stock, net of tax withholdings	(57)	—	—	—	—	25	7	(82)
Stock-based compensation expense	(105)	—	—	—	—	(105)	—	—
Other comprehensive income	48	—	48	—	—	—	—	—
Balance - March 31, 2017	$147,576	$(649,001)	$(383)	21,573	$2,157	$815,926	1,215	$(21,123)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2016 Annual Report on Form 10-K.
Significant Accounting Policies
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

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$30,543	$22,058
Long-term restricted cash equivalents	6,336	6,336
Total cash, cash equivalents and restricted cash equivalents	$36,879	$28,394
Recent Accounting Pronouncements
Evaluation of Accounting Standards Update No. 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outlines a single comprehensive model to use to account for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. For public companies, the guidance is effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard will supersede most existing revenue guidance, it could impact revenue and cost recognition for partner companies. Any change in revenue or cost recognition for partner companies could affect the Company's recognition of its share of the results of its equity method partner companies. The Company has been closely monitoring the FASB activity related to the new standard and has begun work to conclude on specific interpretative issues.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	March 31, 2017	December 31, 2016
	(Unaudited - In thousands)
Equity Method:
Partner companies	$131,852	$154,219
Private equity funds	446	447
	132,298	154,666
Cost Method:
Partner companies	2,687	2,112
Private equity funds	1,400	1,550
	4,087	3,662
Advances to partner companies	25,240	25,142
	$161,625	$183,470
In March 2017, the Company sold its interest in partner company Beyond.com back to Beyond.com for $26.0 million. The Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrues interest at a rate of 9.5% per annum. The receipt of the $15.5 million in cash resulted in a gain of $0.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2017. The $10.5 million note is fully reserved and has a carrying value of zero as of March 31, 2017. A gain will be recorded when the note is repaid. Interest is payable annually and interest income is recorded as earned throughout the year.
In the quarter ended March 31, 2017, the Company recognized an impairment charge of $2.7 million related to Pneuron, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2017. The impairment was due to a decline in revenue and a lack of new customers. The adjusted carrying value of the Company's interest in Pneuron is $2.5 million at March 31, 2017.
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received $7.8 million in initial cash proceeds in connection with the transaction in July 2015 and $0.6 million in connection with the expiration of the initial escrow period in July 2016. In January 2017, the Company received an additional $0.6 million in connection with the expiration of the final escrow period resulting in a gain of $0.6 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2017.
In April 2016, the Company received $3.3 million associated with the achievement of the final performance milestone related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $3.3 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2016.

3. Acquisitions of Ownership Interests in Partner Companies
In March and January 2017, the Company deployed an aggregate of $2.0 million in Cloudmine, Inc. The Company had previously deployed an aggregate of $5.5 million in CloudMine. CloudMine empowers payers, providers, and pharmaceutical organizations to mobilize patient information by building robust applications and driving actionable insights. The Company accounts for its interest in CloudMine under the equity method.
In March and February 2017, the Company funded an aggregate of $4.0 million of convertible bridge loans to InfoBionic, Inc. The Company had previously deployed an aggregate of $14.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
In March 2017, the Company funded $0.2 million of a bridge loan to Lumesis, Inc. The Company had previously deployed an aggregate of $6.2 million in Lumesis. Lumesis is a financial technology company focused on providing business efficiency, regulatory and data solutions to the municipal bond marketplace. The Company accounts for its interest in Lumesis under the equity method.
In February 2017, the Company funded $0.5 million of a convertible loan to NovaSom, Inc. The Company had previously deployed an aggregate of $22.0 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® Home Sleep Test. The Company accounts for its interest in NovaSom under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the Company deployed $2.4 million into Full Measure Education, Inc. The Company had previously deployed an aggregate of $8.6 million in Full Measure. Full Measure designs next-generation, mobile-first technologies for community colleges throughout the United States. The Company accounts for its interest in Full Measure under the equity method.
In January 2017, the Company funded $0.3 million of a convertible bridge loan to Aventura, Inc. to fund wind-down activities. The Company had previously deployed an aggregate of $6.2 million in Aventura. The adjusted carrying value of the Company's interest in Aventura was $0.0 million at March 31, 2017. The Company accounted for its interest in Aventura under the equity method.
In January 2017, the Company funded $1.0 million of a convertible bridge loan to WebLinc, Inc. The Company had previously deployed an aggregate of $12.0 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Carrying Value	Fair Value Measurement at March 31, 2017
		Level 1	Level 2		Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$30,543	$30,543	$—		$—
Long-term restricted cash equivalents	6,336	6,336	—	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$5,423	$5,423	$—		$—
Total marketable securities	$5,423	$5,423	$—		$—

	Carrying Value	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$22,058	$22,058	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$15,686	$15,686	$—	$—
Total marketable securities	$15,686	$15,686	$—	$—
As of March 31, 2017, $2.4 million of marketable securities had contractual maturities which were less than one year and $3.0 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). The 2018 Debentures may be settled in cash or partially in cash upon conversion. Accordingly, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At March 31, 2017, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $56.1 million, based on the midpoint of the bid and ask prices as of such date. At March 31, 2017, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $1.6 million, unamortized debt issuance costs were $0.4 million and the net carrying value of the liability component was $53.0 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.4 million and $0.3 million of such expense for the three months ended March 31, 2017 and 2016, respectively. The effective interest rate on the 2018 Debentures is 8.7%. The Company anticipates refinancing all or a portion of the outstanding 2018 Debentures before the maturity date of May 15, 2018.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2017	2016
	(Unaudited - In thousands)
General and administrative expense	$(105)	$807
	$(105)	$807
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
At March 31, 2017, the Company had outstanding options that vest based on two different types of vesting schedules:

1)	performance-based;
2)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the three months ended March 31, 2017 and 2016, the Company did not issue any performance-based options to employees, no performance-based options vested and no performance-based options were canceled or forfeited. The Company recorded a reduction in compensation expense related to performance-based options of $0.2 million for the three months ended March 31, 2017 and compensation expense of $0.2 million for the three months ended March 31, 2016. The maximum number of unvested options at March 31, 2017 attainable under these grants was 344 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the three months ended March 31, 2017 and 2016, the Company issued 0 thousand and 1 thousand service-based options, respectively, to employees. During the three months ended March 31, 2017 and 2016, 0 thousand and 8 thousand service-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to service-based options of $0.0 million for both the three months ended March 31, 2017 and 2016.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the three months ended March 31, 2017 and 2016, the Company did not issue any performance-based stock units to employees, no performance-based stock units vested and no performance-based stock units were canceled or forfeited. Under the terms of the 2016, 2015 and 2014 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns are exceeded. At March 31, 2017, the liability associated with such potential cash payments was $0.0 million.
During the three months ended March 31, 2017 and 2016, the Company issued 4 thousand and 5 thousand deferred stock units, respectively, to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
During the three months ended March 31, 2017 and 2016, the Company did not issue any restricted stock awards.
Total compensation expense for performance-based stock units, deferred stock units, and restricted stock was $0.1 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 30, 2017 and 2016. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2017 and 2016 was offset by changes in the valuation allowance. During the three months ended March 31, 2017, the Company had no material changes in uncertain tax positions.

8. Net Loss Per Share
The calculations of net loss per share were as follows:

	Three months ended March 31,
	2017	2016
	(Unaudited - In thousands, except per share data)
Basic:
Net loss	$(22,097)	$(15,452)
Weighted average common shares outstanding	20,380	20,448
Net loss per share	$(1.08)	$(0.76)

Diluted:
Net loss	$(22,097)	$(15,452)
Weighted average common shares outstanding	20,380	20,448
Net loss per share	$(1.08)	$(0.76)
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
Diluted earnings per share for the three months ended March 31, 2017 and 2016 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At March 31, 2017 and 2016, options to purchase 0.7 million and 1.1 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 and $7.14 to $19.95, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
At March 31, 2017 and 2016, unvested restricted stock, performance-based stock units and DSUs convertible into 0.9 million and 0.7 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2017 and 2016, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.
9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of March 31, 2017, the Company held interests in 28 non-consolidated partner companies. The Company’s active partner companies were as follows as of March 31, 2017:

Partner Company	Safeguard Primary Ownership as of March 31, 2017	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aktana, Inc.	31.2%	Equity
Apprenda, Inc.	29.4%	Equity
Brickwork	20.3%	Equity
Cask Data, Inc.	31.3%	Equity
CloudMine, Inc.	47.3%	Equity
Clutch Holdings, Inc.	42.8%	Equity
Full Measure Education, Inc.	42.3%	Equity
Good Start Genetics, Inc.	29.6%	Equity
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	39.7%	Equity
Lumesis, Inc.	44.1%	Equity
MediaMath, Inc.	20.5%	Equity
meQuilibrium	31.5%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Pneuron Corporation	35.4%	Equity
Prognos	35.2%	Equity
Propeller Health, Inc.	24.0%	Equity
QuanticMind, Inc.	23.2%	Equity
Sonobi, Inc.	21.6%	Equity
Spongecell, Inc.	23.0%	Equity
Syapse, Inc.	26.2%	Equity
T-REX Group, Inc.	23.6%	Equity
Transactis, Inc.	24.0%	Equity
Trice Medical, Inc.	27.6%	Equity
WebLinc, Inc.	38.0%	Equity
Zipnosis, Inc.	25.4%	Equity
 As of March 31, 2017 and December 31, 2016, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at March 31, 2017 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. The Company was notified by the fund's manager that the fund is being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2017.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.9 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2017.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit is now secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at March 31, 2017.
In June 2011, the Company's former partner company, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the above-referenced investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in connection with the above matters, the Company and other former equity holders in ABH recently entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the three months ended March 31, 2016, the Company repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.

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
The following listing of our partner companies only includes entities which were considered partner companies as of March 31, 2017. Certain entities which may have been partner companies in previous periods are omitted if, as of March 31, 2017, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of March 31,
Partner Company	2017	2016	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aktana, Inc.	31.2%	NA	Equity
Apprenda, Inc.	29.4%	29.5%	Equity
Brickwork	20.3%	NA	Equity
Cask Data, Inc.	31.3%	34.2%	Equity
CloudMine, Inc.	47.3%	30.1%	Equity
Clutch Holdings, Inc.	42.8%	38.5%	Equity
Full Measure Education, Inc.	42.3%	36.0%	Equity
Good Start Genetics, Inc.	29.6%	29.6%	Equity
Hoopla Software, Inc.	25.5%	25.6%	Equity
InfoBionic, Inc.	39.7%	39.8%	Equity
Lumesis, Inc.	44.1%	44.4%	Equity
MediaMath, Inc.	20.5%	20.5%	Equity
meQuilibrium	31.5%	31.5%	Equity
Moxe Health Corporation	32.4%	NA	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Pneuron Corporation	35.4%	35.4%	Equity
Prognos	35.2%	34.5%	Equity
Propeller Health, Inc.	24.0%	24.5%	Equity
QuanticMind, Inc.	23.2%	23.6%	Equity
Sonobi, Inc.	21.6%	22.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Syapse, Inc.	26.2%	29.2%	Equity
T-REX Group, Inc.	23.6%	NA	Equity
Transactis, Inc.	24.0%	24.3%	Equity
Trice Medical, Inc.	27.6%	27.7%	Equity
WebLinc, Inc.	38.0%	38.0%	Equity
Zipnosis, Inc.	25.4%	26.2%	Equity

Three months ended March 31, 2017 versus the three months ended March 31, 2016

	Three months ended March 31,
	2017	2016	Variance
	(In thousands)
General and administrative expense	$(4,947)	$(5,228)	$281
Other income (loss), net	249	—	249
Interest income	801	420	381
Interest expense	(1,198)	(1,149)	(49)
Equity loss	(17,002)	(9,495)	(7,507)
	$(22,097)	$(15,452)	$(6,645)
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $0.3 million for the three months ended March 31, 2017 compared to the prior year period due to an decrease of $0.9 million in stock-based compensation primarily for performance-based awards which was offset by an increase of $0.6 million in employee costs.
Other Income (Loss), Net. Other income (loss), net increased $0.3 million for the three months ended March 31, 2017 compared to the prior year period. Other income (loss), net for the three months ended March 31, 2017 reflected a $0.4 million gain related to our Penn Mezzanine debt and equity participations which was partially offset by an impairment charge of $0.2 million related to our interest in a legacy private equity fund.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. The increase of $0.4 million for the three months ended March 31, 2017 compared to the prior year period was primarily attributable to higher average notes receivable from our partner companies.
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
Equity loss increased $7.5 million for the three months ended March 31, 2017 compared to the prior year period. The components of equity loss for the three months ended March 31, 2017 and 2016 were as follows:

Three months ended March 31, 2017:
Gain on proceeds received from escrow related to sale of Quantia	$600
Gain on sale of Beyond.com	108
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(83)
Loss on impairment of Aventura	(254)
Loss on impairment of Pneuron	(2,735)
Share of loss of our equity method partner companies	(14,638)
$(17,002)

Three months ended March 31, 2016:
Gain on proceeds received from escrow related to sale of Thingworx	$3,264
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	211
Share of loss of our equity method partner companies	(12,970)
$(9,495)
The change in our share of equity loss of our equity method partner companies for the three months ended March 31, 2017 compared to the prior year period was due to an increase in the number of equity method partner companies and losses associated with those partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2017 and 2016. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2017 and 2016 was offset by changes in the valuation allowance.
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
As of March 31, 2017, we had $30.5 million of cash and cash equivalents and $5.4 million of marketable securities for a total of $35.9 million.
We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at March 31, 2017 was $12.70. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof. We anticipate refinancing all or a portion of the outstanding 2018 Debentures before the maturity date of May 15, 2018.
We have provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. The letter of credit is secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet. The restriction on the cash will lapse when the related letter of credit expires on March 19, 2019.
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2016, we repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2017.

In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. We received cash proceeds of $58.2 million in initial cash proceeds in connection with the transaction, excluding $0.4 million which was released from escrow in July 2016 and $0.6 million which will be released following the expiration of the escrow period in April 2017.
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
For the reasons we have presented above, we believe our cash and cash equivalents at March 31, 2017 and other anticipated internal sources of cash flow will be sufficient to fund our cash requirements for the next 12 months, including interest payments, commitments to our existing partner companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Three months ended March 31,
	2017	2016	Variance
	(In thousands)
Net cash used in operating activities	$(6,541)	$(5,840)	$(701)
Net cash provided by investing activities	15,116	6,610	8,506
Net cash used in financing activities	(90)	(5,445)	5,355
	$8,485	$(4,675)	$13,160
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $0.7 million for the three months ended March 31, 2017 compared to the prior year period. The increase was primarily related to an increase of $0.5 million in cash used for management incentive plan payments.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $8.5 million for the three months ended March 31, 2017 compared to the prior year period. The increase primarily related to a $11.6 million increase in proceeds from the sales of and distributions from companies, a $12.6 million decrease in acquisitions of ownership interests in companies and a decrease of $0.7 million in advances and loans to companies, which were partially offset by a $16.3 million decrease in cash proceeds from the net change in marketable securities. Cash proceeds from the sales of and distributions from companies were $15.8 million for the three months ended March 31, 2017 which related primarily to:

•
In March 2017, we sold our interest in partner company Beyond.com back to Beyond for $26.0 million. We received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which will accrue interest at a rate of 9.5% per annum.

•	In January 2017, we received an additional $0.6 million which was released from escrow related to the 2015 sale of Quantia.

•	In March 2017, we received $0.6 million of proceeds from the sale of our remaining Penn Mezzanine participation.

•	These cash proceeds were partially offset by payment of a $1.0 million clawback liability in the first quarter of 2017.
Cash proceeds from the sales of and distributions from companies was $4.2 million for the three months ended March 31, 2016 which related primarily to cash received from escrow associated with the sale of our interest in Thingworx.
Net Cash Used In Financing Activities
Net cash used in financing activities decreased by $5.4 million for the three months ended March 31, 2017 compared to the prior year period. The decrease was primarily related to a decrease of $5.4 million in repurchases of our common stock.

Contractual Cash Obligations and Other Commercial Commitments
There have been no material changes to the contractual cash obligations and other commercial commitments we previously disclosed under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017.
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2017, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2017 - January 31, 2017	188	$13.3375	—	$14,636,135
February 1, 2017 - February 28, 2017	188	$12.8500	—	$14,636,135
March 1, 2017 - March 31, 2017	7,538	$12.5461	—	$14,636,135
Total	7,914	$12.5722	—
(a) During the first quarter of 2017, the Company repurchased an aggregate of 8 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Loss (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	April 27, 2017	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	April 27, 2017	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer