Form 10-Q
period 2017-06-30
SAFEGUARD SCIENTIFICS INC
filed 2017-07-27
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Yes  ☑    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of July 25, 2017
Common Stock 20,413,316

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$48,181	$22,058
Marketable securities	4,733	8,384
Prepaid expenses and other current assets	3,319	2,109
Total current assets	56,233	32,551
Property and equipment, net	1,705	1,873
Ownership interests in and advances to partner companies	148,029	183,470
Long-term marketable securities	689	7,302
Long-term restricted cash equivalents	6,336	6,336
Other assets	316	296
Total Assets	$213,308	$231,828
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$151	$140
Accrued compensation and benefits	2,629	3,498
Accrued expenses and other current liabilities	1,942	2,223
Convertible senior debentures - current	42,320	—
Total current liabilities	47,042	5,861
Other long-term liabilities	3,580	3,630
Credit facility	44,514	—
Convertible senior debentures	—	52,560
Total Liabilities	95,136	62,051
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at June 30, 2017 and December 31, 2016	2,157	2,157
Additional paid-in capital	814,767	816,016
Treasury stock, at cost; 1,169 and 1,209 shares at June 30, 2017 and December 31, 2016, respectively	(20,276)	(21,061)
Accumulated deficit	(678,098)	(626,904)
Accumulated other comprehensive loss	(378)	(431)
Total Equity	118,172	169,777
Total Liabilities and Equity	$213,308	$231,828
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
General and administrative expense	$4,486	$4,849	$9,433	$10,077
Operating loss	(4,486)	(4,849)	(9,433)	(10,077)
Other income (loss), net	(89)	659	160	659
Interest income	1,087	527	1,888	947
Interest expense	(2,112)	(1,155)	(3,310)	(2,304)
Equity income (loss)	(23,497)	43,794	(40,499)	34,299
Net income (loss) before income taxes	(29,097)	38,976	(51,194)	23,524
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(29,097)	$38,976	$(51,194)	$23,524

Net income (loss) per share:
Basic	$(1.43)	$1.92	$(2.51)	$1.15
Diluted	$(1.43)	$1.70	$(2.51)	$1.09
Weighted average shares used in computing income (loss) per share:
Basic	20,411	20,333	20,395	20,391
Diluted	20,411	23,539	20,395	23,602

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(29,097)	$38,976	$(51,194)	$23,524
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments	5	20	3	10
Reclassification adjustment for sale of equity method investments	—	—	50	—
Total comprehensive income (loss)	$(29,092)	$38,996	$(51,141)	$23,534
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net cash used in operating activities	$(11,407)	$(10,843)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	16,462	72,824
Acquisitions of ownership interests in companies	(8,026)	(28,329)
Advances and loans to companies	(13,564)	(10,151)
Repayment of advances and loans to companies	—	56
Increase in marketable securities	—	(14,604)
Decrease in marketable securities	10,268	30,257
Capital expenditures	—	(73)
Net cash provided by investing activities	5,140	$49,980
Cash Flows from Financing Activities:
Proceeds from credit facility	50,000	—
Issuance costs of credit facility	(5,696)	—
Repurchase of convertible senior debentures	(11,796)	—
Issuance of Company common stock, net	12	—
Tax withholdings related to equity-based awards	(130)	(355)
Repurchase of Company common stock	—	(5,389)
Net cash provided by (used in) financing activities	32,390	(5,744)
Net change in cash, cash equivalents and restricted cash equivalents	26,123	33,393
Cash, cash equivalents and restricted cash equivalents at beginning of period	28,394	32,838
Cash, cash equivalents and restricted cash equivalents at end of period	$54,517	$66,231
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2016	$169,777	$(626,904)	$(431)	21,573	$2,157	$816,016	1,209	$(21,061)
Net loss	(51,194)	(51,194)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	12	—	—	—	—	(24)	(2)	36
Issuance of restricted stock, net of tax withholdings	(45)	—	—	—	—	(794)	(38)	749
Stock-based compensation expense	246	—	—	—	—	246	—	—
Repurchase of convertible senior debentures	(677)	—	—	—	—	(677)	—	—
Other comprehensive income	53	—	53	—	—	—	—	—
Balance - June 30, 2017	$118,172	$(678,098)	$(378)	21,573	$2,157	$814,767	1,169	$(20,276)

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
Liquidity
As of June 30, 2017, the Company had $48.2 million of cash and cash equivalents and $5.4 million of marketable securities for a total of $53.6 million. Additionally, as of June 30, 2017, the Company had $43.6 million of principal outstanding on its convertible senior notes, which the Company anticipates repaying or refinancing by the maturity date of May 15, 2018.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of June 30, 2017, the Company had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to the Company’s capital deployments to its partner companies. As of the date these consolidated financial statements were issued, the Company was in compliance with all of these covenants.
The Company funds its operations with cash and marketable securities on hand as well as proceeds from the sales of its interest in its partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like the Company’s partner companies, the Company’s ability to generate specific amounts of liquidity from sales of its partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which the Company utilizes for projecting future compliance with covenants related to its Credit Facility include significantly discounted probability-weighted proceeds from the sales of its interests in its partner companies. Based on these forecasts, management believes the Company will continue to remain in compliance with all of its debt covenants. Management's plans to remain in compliance with these covenants include selling certain of its partner company interests in the ordinary course of its business and limiting capital deployments to new and existing partner companies.
Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender were to accelerate the maturity of the indebtedness, the Company may not have sufficient immediate liquidity to repay the entire balance of its outstanding borrowings and other obligations under the Credit Facility. Should the Company not be in compliance with all its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt.
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

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$48,181	$22,058
Long-term restricted cash equivalents	6,336	6,336
Total cash, cash equivalents and restricted cash equivalents	$54,517	$28,394

Recent Accounting Pronouncements
Evaluation of Accounting Standards Update No. 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance is effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard will supersede most existing revenue guidance, it could impact revenue and cost recognition for partner companies. Any change in revenue or cost recognition for partner companies could affect the Company's recognition of its share of the results of its equity method partner companies. The Company has been closely monitoring the FASB and SEC activity related to the new standard.  On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company anticipates that its private, calendar year partner companies will adopt the new revenue standard for the year ending December 31, 2019.  The impact of adoption of the new revenue standard will be reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	June 30, 2017	December 31, 2016
	(Unaudited - In thousands)
Equity Method:
Partner companies	$118,513	$154,219
Private equity funds	445	447
	118,958	154,666
Cost Method:
Other holdings	2,687	2,112
Private equity funds	1,334	1,550
	4,021	3,662
Advances to partner companies	25,050	25,142
	$148,029	$183,470
In March 2017, the Company sold its interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. The Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrues interest at a rate of 9.5% per annum. The receipt of the $15.5 million in cash resulted in a gain of $0.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2017. The $10.5 million note is fully reserved and has a carrying value of zero as of June 30, 2017. A gain will be recorded when the note is repaid. Interest is payable annually and interest income is recorded as earned throughout the year.
In the second quarter of 2017, the Company recognized an impairment charge of $3.6 million related to Spongecell, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2017. The impairment was based on the value at which the Company expects Spongecell to raise its next financing round. The adjusted carrying value of the Company's interest in Spongecell is $7.8 million at June 30, 2017.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first and second quarters of 2017, the Company recognized impairment charges of $2.7 million and $2.2 million, respectively, related to Pneuron, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2017. The impairments were due to a decline in revenue and an inability to date to attract third party investors or acquirers. The adjusted carrying value of the Company's interest in Pneuron is $0.0 million at June 30, 2017.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received $58.6 million in cash proceeds in connection with the transaction. In April 2017, the Company received an additional $0.7 million in connection with the expiration of the final escrow period resulting in a gain of $0.7 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received $7.8 million in initial cash proceeds in connection with the transaction in July 2015 and $0.6 million in connection with the expiration of the initial escrow period in July 2016. In January 2017, the Company received an additional $0.6 million in connection with the expiration of the final escrow period resulting in a gain of $0.6 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2017.
In April 2016, the Company received $3.3 million associated with the achievement of the final performance milestone related to the December 2013 sale of ThingWorx, Inc. to PTC, Inc., resulting in a gain of $3.3 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2016.

3. Acquisitions of Ownership Interests in Partner Companies
In June 2017, the Company funded $1.8 million of a convertible bridge loan to Good Start Genetics, Inc. The Company had previously deployed an aggregate of $17.2 million in Good Start Genetics. Good Start Genetics is an information solutions company delivering genetics offerings to growing families, including advanced clinical sequencing and individualized actionable information to promote successful pregnancies. The Company accounts for its interest in Good Start Genetics under the equity method.
In June 2017, the Company funded an aggregate of $0.6 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $11.0 million in Cask Data. Cask Data accelerates development and deployment of production Hadoop applications. The Company accounts for its interest in Cask Data under the equity method.
In June and April 2017, the Company funded an aggregate of $3.0 million of a convertible bridge loan to Sonobi, Inc. The Company had previously deployed $5.4 million in Sonobi. Sonobi is an advertising technology developer that creates data-driven tools and solutions to meet the evolving needs of demand- and sell-side organizations within the digital media marketplace. The Company accounts for its interest in Sonobi under the equity method.
In June and February 2017, the Company funded an aggregate of $1.0 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $22.0 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® Home Sleep Test. The Company accounts for its interest in NovaSom under the equity method.
In June and January 2017, the Company funded an aggregate of $2.0 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $12.0 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
In May 2017, the Company deployed $2.1 million into Trice Medical, Inc. The Company had previously deployed an aggregate of $8.0 million in Trice Medical. Trice Medical is a diagnostics company focused on micro invasive technologies. The Company accounts for its interest in Trice Medical under the equity method.
In April 2017, the Company deployed $1.5 million into Aktana, Inc. The Company had previously deployed an aggregate of $8.2 million in Aktana. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution. The Company accounts for its interest in Aktana under the equity method.
In March and January 2017, the Company deployed an aggregate of $2.0 million into CloudMine, Inc. The Company had previously deployed an aggregate of $5.5 million in CloudMine. CloudMine empowers payers, providers, and pharmaceutical organizations to mobilize patient information by building robust applications and driving actionable insights. The Company accounts for its interest in CloudMine under the equity method.
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
In January 2017, the Company deployed $2.4 million into Full Measure Education, Inc. The Company had previously deployed an aggregate of $8.6 million in Full Measure. Full Measure designs next-generation, mobile-first technologies for colleges throughout the United States. The Company accounts for its interest in Full Measure under the equity method.
In January 2017, the Company funded $0.3 million of a convertible bridge loan to Aventura, Inc. to fund wind-down activities. The Company had previously deployed an aggregate of $6.2 million in Aventura. The adjusted carrying value of the Company's interest in Aventura was $0.0 million at June 30, 2017. The Company accounted for its interest in Aventura under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Carrying Value	Fair Value Measurement at June 30, 2017
		Level 1	Level 2		Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$48,181	$48,181	$—		$—
Long-term restricted cash equivalents	6,336	6,336	—	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$5,422	$5,422	$—		$—
Total marketable securities	$5,422	$5,422	$—		$—

	Carrying Value	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$22,058	$22,058	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$15,686	$15,686	$—	$—
Total marketable securities	$15,686	$15,686	$—	$—
As of June 30, 2017, $4.7 million of marketable securities had contractual maturities which were less than one year and $0.7 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Credit Facility and Convertible Debentures
Credit Facility
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). At closing, the Company borrowed $50.0 million, which resulted in net proceeds of $44.3 million after closing fees to the Lender and other third parties. The Credit Facility has a three-year term with a scheduled maturity of May 11, 2020 and bears interest at a rate of either: (A) LIBOR plus 8.5% (subject to a LIBOR floor of 1%), payable on the last day of the one, two or three month interest period applicable to the LIBOR rate advance, or (B) 7.5% plus the greater of: 2%; the Federal Funds Rate plus 0.5%; LIBOR plus 1%; or the U.S. Prime Rate, payable monthly in arrears. The Credit Facility is not amortized and interest payable under the Credit Facility will reflect at least $50 million as being drawn and outstanding at all times during the term. The Credit Facility also includes an unused line fee equal to 0.75% per annum of the average unused portion of the Credit Facility and a loan service fee, both paid quarterly. The Credit Facility is secured by all of the Company's assets in accordance with the terms of the Credit Facility.
The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to the Company’s capital deployments to its partner companies. Subject to customary exclusions, the Lender has the right to have one observer representative attend meetings of the Company's Board of Directors.
The Credit Facility provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; non-compliance with debt covenants; defaults in, or failure to pay, certain other indebtedness; the rendering of judgments to pay certain amounts of money; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is not cured within the time periods specified (if any), the Lender may declare the outstanding amount under the Credit Facility to be immediately due and payable.
At June 30, 2017, the principal amount outstanding under the Credit Facility was $50.0 million, the unamortized discount was $2.5 million, unamortized debt issuance costs were $3.0 million and the net carrying value of the credit facility was $44.5 million. The Company is amortizing the excess of the principal amount of the Credit Facility over its carrying value over the three-year term as additional interest expense using the effective interest method and recorded $0.2 million of such expense for the three and six months ended June 30, 2017. The effective interest rate on the Credit Facility is 14.3%.
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
In June 2017, the Company repurchased on the open market, and retired, $11.4 million face value of the 2018 Debentures at a cost of $11.8 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, the Company recognized a $0.7 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of June 30, 2017 and a $23 thousand loss on extinguishment of the liability which is included in Other income (loss), net in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.
At June 30, 2017, the carrying amount of the equity component was $5.8 million, the principal amount of the liability component was $43.6 million, the unamortized discount was $1.0 million, unamortized debt issuance costs were $0.3 million and the net carrying value of the liability component was $42.3 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.4 million and $0.3 million of such expense for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. The effective interest rate on the 2018 Debentures is 8.7%. At June 30, 2017, the fair value of the $43.6 million outstanding 2018 Debentures was approximately $45.1 million, based on the midpoint of the bid and ask prices as of such date. The Company anticipates repaying or refinancing the outstanding 2018 Debentures by the maturity date of May 15, 2018.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited - In thousands)
General and administrative expense	$351	$467	$246	$1,275
	$351	$467	$246	$1,275
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
At June 30, 2017, the Company had outstanding options that vest based on two different types of vesting schedules:

1)	performance-based;
2)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the six months ended June 30, 2017 and 2016, the Company did not issue any performance-based options to employees and no performance-based options vested. During the six months ended June 30, 2017 and 2016, 8 thousand and 0 thousand performance-based options were canceled or forfeited. The Company recorded a reduction in compensation expense related to performance-based options of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively. The Company recorded compensation expense related to performance-based options of $0.0 million and $0.1 million for the three and six months ended June 30, 2016, respectively. The maximum number of unvested options at June 30, 2017 attainable under these grants was 336 thousand shares.
Service-based options generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based options is the period over which the award vests. During the six months ended June 30, 2017 and 2016, the Company issued 0 thousand and 11 thousand service-based options, respectively, to employees. During the six months ended June 30, 2017 and 2016, 67 thousand and 8 thousand service-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to service-based options of $0.0 million for both the three months ended June 30, 2017 and 2016 and $0.1 million for both the six months ended June 30, 2017 and 2016, respectively.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the six months ended June 30, 2017 and 2016, the Company did not issue any performance-based stock units to employees and no performance-based stock units vested. During the six months ended June 30, 2017 and 2016, 6 thousand and 0 thousand performance-based stock units were canceled or forfeited. Under the terms of the 2016, 2015 and 2014 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns are exceeded. At June 30, 2017, the liability associated with such potential cash payments was $0.0 million.
During the six months ended June 30, 2017 and 2016, the Company issued 45 thousand and 40 thousand deferred stock units, respectively, to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
During the six months ended June 30, 2017 and 2016, the Company issued 7 thousand and 0 thousand restricted stock awards, respectively, and 2 thousand and 0 thousand restricted stock awards were canceled or forfeited, respectively.
Total compensation expense for performance-based stock units, deferred stock units, and restricted stock was $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2017 and 2016. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2017 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three and six months ended June 30, 2016 was offset by changes in the valuation allowance. During the six months ended June 30, 2017, the Company had no material changes in uncertain tax positions.

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(29,097)	$38,976	$(51,194)	$23,524
Weighted average common shares outstanding	20,411	20,333	20,395	20,391
Net income (loss) per share	$(1.43)	$1.92	$(2.51)	$1.15

Diluted:
Net income (loss)	$(29,097)	$38,976	$(51,194)	$23,524
Interest on convertible senior debentures	—	1,119	—	2,229
Net income (loss) for dilutive share computation	(29,097)	40,095	(51,194)	25,753

Number of shares under in basic per share computation	20,411	20,333	20,395	20,391
Convertible senior debentures	—	3,034	—	3,034
Unvested restricted stock and DSUs	—	148	—	155
Employee stock options	—	24	—	22
Weighted average common shares outstanding	20,411	23,539	20,395	23,602

Net income (loss) per share	$(1.43)	$1.70	$(2.51)	$1.09
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
Diluted earnings per share for the three and six months ended June 30, 2017 and 2016 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At June 30, 2017 and 2016, options to purchase 0.7 million and 0.7 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 and $7.41 to $19.95, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
At June 30, 2017 and 2016, unvested restricted stock, performance-based stock units and DSUs convertible into 0.9 million and 0.5 million shares of stock, respectively, were excluded from the calculations.

•	At June 30, 2017, 2.4 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.
9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of June 30, 2017, the Company held interests in 28 non-consolidated partner companies. The Company’s active partner companies were as follows as of June 30, 2017:

Partner Company	Safeguard Primary Ownership as of June 30, 2017	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aktana, Inc.	24.5%	Equity
Apprenda, Inc.	29.4%	Equity
Brickwork	20.3%	Equity
Cask Data, Inc.	31.3%	Equity
CloudMine, Inc.	47.3%	Equity
Clutch Holdings, Inc.	42.8%	Equity
Full Measure Education, Inc.	42.3%	Equity
Good Start Genetics, Inc.	29.6%	Equity
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	39.7%	Equity
Lumesis, Inc.	44.1%	Equity
MediaMath, Inc.	20.5%	Equity
meQuilibrium	31.5%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Pneuron	35.4%	Equity
Prognos (fka Medivo, Inc.)	35.2%	Equity
Propeller Health, Inc.	24.0%	Equity
QuanticMind, Inc.	23.2%	Equity
Sonobi, Inc.	21.6%	Equity
Spongecell, Inc.	23.0%	Equity
Syapse, Inc.	26.2%	Equity
T-REX Group, Inc.	23.6%	Equity
Transactis, Inc.	24.0%	Equity
Trice Medical, Inc.	24.9%	Equity
WebLinc, Inc.	38.0%	Equity
Zipnosis, Inc.	25.4%	Equity
 As of June 30, 2017 and December 31, 2016, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at June 30, 2017 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. The Company was notified by the fund's manager that the fund is being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2017.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.8 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2017.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit is secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at June 30, 2017.
In June 2011, the Company's former partner company, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the Investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in connection with the above matters, the Company and other former equity holders in ABH recently entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the six months ended June 30, 2016, the Company repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.

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
The following listing of our partner companies includes only entities which were considered partner companies as of June 30, 2017. Certain entities which may have been partner companies in previous periods are omitted if, as of June 30, 2017, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of June 30,
Partner Company	2017	2016	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aktana, Inc.	24.5%	23.4%	Equity
Apprenda, Inc.	29.4%	29.5%	Equity
Brickwork	20.3%	NA	Equity
Cask Data, Inc.	31.3%	34.2%	Equity
CloudMine, Inc.	47.3%	30.1%	Equity
Clutch Holdings, Inc.	42.8%	38.5%	Equity
Full Measure Education, Inc.	42.3%	36.0%	Equity
Good Start Genetics, Inc.	29.6%	29.6%	Equity
Hoopla Software, Inc.	25.5%	25.6%	Equity
InfoBionic, Inc.	39.7%	40.5%	Equity
Lumesis, Inc.	44.1%	44.2%	Equity
MediaMath, Inc.	20.5%	20.5%	Equity
meQuilibrium	31.5%	31.5%	Equity
Moxe Health Corporation	32.4%	NA	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Pneuron	35.4%	35.4%	Equity
Prognos (fka Medivo, Inc.)	35.2%	34.5%	Equity
Propeller Health, Inc.	24.0%	24.5%	Equity
QuanticMind, Inc.	23.2%	23.6%	Equity
Sonobi, Inc.	21.6%	22.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Syapse, Inc.	26.2%	29.2%	Equity
T-REX Group, Inc.	23.6%	NA	Equity
Transactis, Inc.	24.0%	24.2%	Equity
Trice Medical, Inc.	24.9%	27.7%	Equity
WebLinc, Inc.	38.0%	38.0%	Equity
Zipnosis, Inc.	25.4%	26.2%	Equity

Three months ended June 30, 2017 versus the three months ended June 30, 2016

	Three months ended June 30,
	2017	2016	Variance
	(In thousands)
General and administrative expense	$(4,486)	$(4,849)	$363
Other income (loss), net	(89)	659	(748)
Interest income	1,087	527	560
Interest expense	(2,112)	(1,155)	(957)
Equity income (loss)	(23,497)	43,794	(67,291)
	$(29,097)	$38,976	$(68,073)
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $0.4 million for the three months ended June 30, 2017 compared to the prior year period due to a decrease of $0.1 million in stock-based compensation primarily for performance-based awards and a decrease of $0.3 million of professional fees which was offset by an increase of $0.2 million in employee costs.
Other Income (Loss), Net. Other income (loss), net decreased $0.7 million for the three months ended June 30, 2017 compared to the prior year period. Other income (loss), net for the three months ended June 30, 2017 reflects an impairment of $0.1 million related to our interest in a legacy private equity fund. Other income (loss), net for the three months ended June 30, 2016 reflects a gain of $0.4 million on the sale of Bridgevine in June 2016 and a $0.2 million gain related to our Penn Mezzanine debt and equity participations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. The increase of $0.6 million for the three months ended June 30, 2017 compared to the prior year period was primarily attributable to higher average notes receivable from our partner companies.
Interest Expense. Interest expense is primarily related to our credit facility and convertible senior debentures.  The increase of $1.0 million for the three months ended June 30, 2017 compared to the prior year period was primarily attributable to $0.9 million of interest expense related to borrowings under the new credit facility we entered into in May 2017.
Equity Income (Loss). Equity income (loss) fluctuates with the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of income or losses to the extent we have cost basis in the partner company or outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis.
Equity income (loss) decreased $67.3 million for the three months ended June 30, 2017 compared to the prior year period. The components of equity income (loss) for the three months ended June 30, 2017 and 2016 were as follows:

Three months ended June 30, 2017:
Gain on proceeds received from escrow related to sale of Putney	$704
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(846)
Loss on impairment of Pneuron	(2,248)
Loss on impairment of Spongecell	(3,550)
Share of loss of our equity method partner companies	(17,557)
$(23,497)

Three months ended June 30, 2016:
Gain on sale of Putney	$55,229
Gain on proceeds received from escrow relate to sale of Drivefactor	1,100
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	838
Loss on impairment of AppFirst	(1,731)
Share of loss of our equity method partner companies	(11,642)
$43,794
The change in our share of equity income (loss) of our equity method partner companies for the three months ended June 30, 2017 compared to the prior year period was primarily due to an increase in losses associated with those partner companies.
Six months ended June 30, 2017 versus the six months ended June 30, 2016

	Six months ended June 30,
	2017	2016	Variance
	(In thousands)
General and administrative expense	$(9,433)	$(10,077)	$644
Other income (loss), net	160	659	(499)
Interest income	1,888	947	941
Interest expense	(3,310)	(2,304)	(1,006)
Equity income (loss)	(40,499)	34,299	(74,798)
	$(51,194)	$23,524	$(74,718)
General and Administrative Expense. General and administrative expense decreased $0.6 million for the six months ended June 30, 2017, compared to the prior year period primarily due to a decrease of $1.0 million in stock-based compensation primarily for performance-based awards and a decrease of $0.3 million in professional fees which was offset by an increase of $0.8 million in employee costs.
Other Income (Loss), Net. Other income (loss), net decreased $0.5 million for the six months ended June 30, 2017 compared to the prior year period. Other income (loss), net for the six months ended June 30, 2017 reflects a $0.4 million gain related to our Penn Mezzanine debt and equity participations, partially offset by an impairment of $0.2 million related to our interest in a legacy private equity fund. Other income (loss), net for the six months ended June 30, 2016 reflects a gain of $0.4 million on the sale of Bridgevine in June 2016 and a $0.2 million gain related to our Penn Mezzanine debt and equity participations.
Interest Income. The increase of $0.9 million for the six months ended June 30, 2017 compared to the prior year period was primarily attributable to higher average notes receivable from our partner companies.
Interest Expense. The increase of $1.0 million for the six months ended June 30, 2017 compared to the prior year period was primarily attributable to $0.9 million of interest expense related to borrowings under the new credit facility we entered into in May 2017.
Equity Income (Loss). Equity income (loss) decreased $74.8 million for the six months ended June 30, 2017 compared to the prior year period. The components of equity income (loss) for the six months ended June 30, 2017 and 2016 were as follows:

Six months ended June 30, 2017:
Gain on proceeds received from final escrow related to sale of Putney in April 2016	$704
Gain on proceeds received from final escrow related to sale of Quantia in July 2015	600
Gain on sale of Nexxt, Inc. (fka Beyond.com)	108
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(929)
Loss on impairment of Spongecell	(3,550)
Loss on impairment of Pneuron	(4,983)
Share of loss of our equity method partner companies	(32,449)
$(40,499)

Six months ended June 30, 2016:
Gain on sale of Putney	$55,229
Gain on performance milestone proceeds related to sale of Thingworx in December 2013	3,264
Gain on proceeds received from escrow relate to sale of Drivefactor in April 2015	1,100
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	1,049
Loss on impairment of AppFirst	(1,731)
Share of loss of our equity method partner companies	(24,612)
$34,299
The change in our share of equity loss of our equity method partner companies for the six months ended June 30, 2017 compared to the prior year period was due to an increase in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2017 and 2016. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2017 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three and six months ended June 30, 2016 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of June 30, 2017, we had $48.2 million of cash and cash equivalents and $5.4 million of marketable securities for a total of $53.6 million. Additionally, as of June 30, 2017, we had $43.6 million of principal outstanding on our 2018 Debentures, which we anticipate repaying or refinancing by the maturity date of May 15, 2018.
In May 2017, we entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of June 30, 2017, we had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires us to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of tour ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to our capital deployments to its partner companies. As of the date these consolidated financial statements were issued, we were in compliance with all of these covenants.
We fund our operations with cash and marketable securities on hand as well as proceeds from the sales of our interest in our partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like our partner companies, our ability to generate specific amounts of liquidity from sales of our partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which we utilize for projecting future compliance with covenants related to our Credit Facility include significantly discounted probability-weighted proceeds from the sales of our interests in our partner companies. Based on these forecasts, we believe we will continue to remain in compliance with all of our debt covenants. Our plans to remain in compliance with these covenants include selling certain of our partner company interests in the ordinary course of our business and limiting capital deployments to new and existing partner companies.
Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender were to accelerate the maturity of the indebtedness, we may not have sufficient immediate liquidity to repay the entire balance of our outstanding borrowings and other obligations under the Credit Facility. Should we not be in compliance with all our debt covenants and be unable to obtain waivers for such events of default, we would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt.
In November 2012, we issued $55.0 million in face amount of our 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at June 30, 2017 was $11.90. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any such redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In June 2017, we repurchased on the open market, and retired, $11.4 million face value of 2018 Debentures at a cost of $11.8 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, we recognized a $0.7 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of June 30, 2017 and a $23 thousand loss on extinguishment of the liability which is included in Other income (loss), net in the Consolidated Statements of Operations for the three and six months ended June 30, 2017. We had $43.6 million face value of 2018 Debentures outstanding at June 30, 2017 due on May 15, 2018. Subsequent to June 30, 2017, in July 2017, we repurchased on the open market, and retired, $2.6 million face value of 2018 Debentures at a cost of $2.7 million, including transaction fees.
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
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2017.
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
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Six months ended June 30,
	2017	2016	Variance
	(In thousands)
Net cash used in operating activities	$(11,407)	$(10,843)	$(564)
Net cash provided by investing activities	5,140	49,980	(44,840)
Net cash provided by (used in) financing activities	32,390	(5,744)	38,134
	$26,123	$33,393	$(7,270)

Net Cash Used In Operating Activities

Net cash used in operating activities increased by $0.6 million for the six months ended June 30, 2017 compared to the prior year period. The increase was primarily related to an increase of $0.3 million in cash used for employee costs.
Net Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $44.8 million for the six months ended June 30, 2017 compared to the prior year period. The decrease primarily related to a $56.4 million decrease in proceeds from the sales of and distributions from companies, a $5.3 million decrease in cash proceeds from the net change in marketable securities, and a $3.4 million increase in advances and loans to companies, which were partially offset by a $20.3 million decrease in acquisitions of ownership interests in companies.
Cash proceeds from the sales of and distributions from companies were $16.5 million for the six months ended June 30, 2017 which related primarily to:

•
In March 2017, we sold our interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. We received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which will accrue interest at a rate of 9.5% per annum.

•	In April 2017, we received $0.7 million in connection with the expiration of the final escrow period related to the 2016 sale of Putney, Inc.

•	In March 2017, we received $0.6 million of proceeds from the sale of our remaining Penn Mezzanine participation.

•	In January 2017, we received $0.6 million in connection with the expiration of the final escrow period related to the 2015 sale of Quantia.

•	These cash proceeds were partially offset by payment of a $1.0 million clawback liability in the first quarter of 2017.
Cash proceeds from the sales of and distributions from partner companies was $72.8 million for the six months ended June 30, 2016 which related primarily to the sale of our interests in Putney and Bridgevine, proceeds received from AppFirst from the sale of its assets, cash received from escrow associated with the sale of our interests in DriveFactor and Thingworx, and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx.
Net Cash Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities increased by $38.1 million for the six months ended June 30, 2017 compared to the prior year period. The increase was primarily related to $44.3 million of net proceeds from borrowings under the Credit Facility and a decrease of $5.4 million in repurchases of our common stock, which were partially offset by $11.8 million paid to repurchase and retire $11.4 million face value of the 2018 Debentures, including transaction fees.

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

Our Credit Facility subjects us to interest rate risk.
In May 2017, we entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). Debt service costs under the Credit Facility are subject to interest rate changes. Interest rates could rise from time to time and significantly increase our cost of borrowing. If that were to occur, replacing the Credit Facility with alternative credit arrangements having a lower cost of borrowing would likely not be possible and no assurance can be given that we would be able to refinance the Credit Facility on attractive terms or at all.

Servicing the indebtedness under the Credit Facility will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on the indebtedness under the Credit Facility will depend on our ability to generate cash in the future. We generate cash from proceeds we receive in connection with the sales of our interests in our partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like our partner companies, our ability to generate specific amounts of liquidity from sales of our partner company interests in any given period of time cannot be assured. Our ability to generate cash is also, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The risk exists that our business will be unable to generate sufficient cash flow to service our indebtedness under the Credit Facility.

Covenants in the agreements governing the Credit Facility could adversely affect our business and/or result in the operation of our business in a way other than as desired by management; our ability to comply with such covenants may be affected by events beyond our control; and a breach of any of these covenants could result in a default under the agreements governing the Credit Facility, which, if not cured or waived, could result in the acceleration of the indebtedness under the Credit Facility.
The Credit Facility contains various covenants that prohibit or limit, subject to certain exceptions, our ability to, among other things:

•	Sell, transfer, lease, convey or otherwise dispose of all or any part of our business or property;

•	Exceed concentration limits with respect to the amount of capital deployed to any single partner company;

•	Exceed concentration limits with respect to the amount of capital deployed to one or more partner companies operating in the same or similar industries;

•	Deploy capital to partner companies operating outside of certain specified industries;

•	Incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	Pay any dividends or make any distribution (in cash or in kind) or payment in respect of, or redeem, retire or purchase any capital stock;

•	Enter into, or permit any of our subsidiaries to enter into, any sale and leaseback transaction;

•	Wind-up, liquidate or dissolve, or merge, consolidate or amalgamate with any person, or permit any of our subsidiaries to do (or agree to do) so;

•	Enter into certain transactions with affiliates; and

•	Amend, modify or otherwise change any of our governing documents.
In addition, the Credit Facility requires us to among other things, maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash of at least 1.75x the amount then outstanding under the Credit Facility; and (iii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold of at least $350 million.
The foregoing covenants could adversely affect our ability to finance our operations, make strategic acquisitions, engage in business activities that may be in our interest and plan for or react to market conditions or otherwise execute our business strategies.
Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Our failure to comply with any of these covenants could result in a default under the Credit Facility. If that were to occur, the Lender could choose to accelerate the maturity of the indebtedness. If the Lender were to accelerate the maturity of the indebtedness, we may not have sufficient immediate liquidity to repay the entire balance of the outstanding borrowings and other obligations under the Credit Facility.
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
Except as may be agreed to with our debt providers, we do not have fixed guidelines for diversification of capital deployments, and our capital deployments could be concentrated in several partner companies that operate in the same or similar industries. This may cause us to be more susceptible to any single economic, regulatory or other occurrence affecting those particular industries than we would otherwise be if our partner companies operated in more diversified industries.
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
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Except as included under the heading “Factors That May Affect Future Results” above, there have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended June 30, 2017, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2017 - April 30, 2017	136	$12.4000	—	$14,636,135
May 1, 2017 - May 31, 2017	136	$11.7750	—	$14,636,135
June 1, 2017 - June 30, 2017	2,242	$11.5000	—	$14,636,135
Total	2,514	$11.5746	—
(a) During the second quarter of 2017, the Company repurchased an aggregate of 3 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	July 27, 2017	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	July 27, 2017	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer