Form 10-Q
period 2017-09-30
SAFEGUARD SCIENTIFICS INC
filed 2017-10-26
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of October 24, 2017
Common Stock 20,412,398

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$34,317	$22,058
Marketable securities	5,171	8,384
Trading securities	3,881	—
Prepaid expenses and other current assets	3,691	2,109
Total current assets	47,060	32,551
Property and equipment, net	1,626	1,873
Ownership interests in and advances to partner companies	138,698	183,470
Long-term marketable securities	249	7,302
Long-term restricted cash equivalents	6,336	6,336
Other assets	316	296
Total Assets	$194,285	$231,828
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$171	$140
Accrued compensation and benefits	2,844	3,498
Accrued expenses and other current liabilities	2,495	2,223
Convertible senior debentures - current	40,148	—
Total current liabilities	45,658	5,861
Other long-term liabilities	3,504	3,630
Credit facility	44,911	—
Convertible senior debentures	—	52,560
Total Liabilities	94,073	62,051
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at September 30, 2017 and December 31, 2016	2,157	2,157
Additional paid-in capital	815,031	816,016
Treasury stock, at cost; 1,161 and 1,209 shares at September 30, 2017 and December 31, 2016, respectively	(20,124)	(21,061)
Accumulated deficit	(696,748)	(626,904)
Accumulated other comprehensive loss	(104)	(431)
Total Equity	100,212	169,777
Total Liabilities and Equity	$194,285	$231,828
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
General and administrative expense	$3,758	$4,687	$13,191	$14,764
Operating loss	(3,758)	(4,687)	(13,191)	(14,764)
Other loss	(379)	(2,405)	(219)	(1,746)
Interest income	1,004	513	2,892	1,460
Interest expense	(2,643)	(1,161)	(5,953)	(3,465)
Equity income (loss)	(12,874)	(16,345)	(53,373)	17,954
Net loss before income taxes	(18,650)	(24,085)	(69,844)	(561)
Income tax benefit (expense)	—	—	—	—
Net loss	$(18,650)	$(24,085)	$(69,844)	$(561)

Net loss per share:
Basic	$(0.91)	$(1.18)	$(3.42)	$(0.03)
Diluted	$(0.91)	$(1.18)	$(3.42)	$(0.03)
Weighted average shares used in computing loss per share:
Basic	20,455	20,387	20,416	20,390
Diluted	20,455	20,387	20,416	20,390

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(18,650)	$(24,085)	$(69,844)	$(561)
Other comprehensive loss:
Share of other comprehensive income of equity method investments	274	3	277	13
Reclassification adjustment for sale of equity method investments	—	—	50	—
Total comprehensive loss	$(18,376)	$(24,082)	$(69,517)	$(548)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net cash used in operating activities	$(15,515)	$(14,114)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	16,604	73,854
Acquisitions of ownership interests in companies	(11,851)	(34,841)
Advances and loans to companies	(16,933)	(17,741)
Repayment of advances and loans to companies	—	1,741
Increase in marketable securities	—	(18,733)
Decrease in marketable securities	10,268	35,386
Capital expenditures	—	(73)
Net cash provided by (used in) investing activities	(1,912)	39,593
Cash Flows from Financing Activities:
Proceeds from credit facility	50,000	—
Issuance costs of credit facility	(5,696)	—
Repurchase of convertible senior debentures	(14,455)	—
Issuance of Company common stock, net	12	5
Tax withholdings related to equity-based awards	(175)	(437)
Repurchase of Company common stock	—	(5,389)
Net cash provided by (used in) financing activities	29,686	(5,821)
Net change in cash, cash equivalents and restricted cash equivalents	12,259	19,658
Cash, cash equivalents and restricted cash equivalents at beginning of period	28,394	32,838
Cash, cash equivalents and restricted cash equivalents at end of period	$40,653	$52,496
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2016	$169,777	$(626,904)	$(431)	21,573	$2,157	$816,016	1,209	$(21,061)
Net loss	(69,844)	(69,844)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	12	—	—	—	—	(48)	(4)	60
Issuance of restricted stock, net of tax withholdings	(40)	—	—	—	—	(917)	(44)	877
Stock-based compensation expense	806	—	—	—	—	806	—	—
Repurchase of convertible senior debentures	(826)	—	—	—	—	(826)	—	—
Other comprehensive income	327	—	327	—	—	—	—	—
Balance - September 30, 2017	$100,212	$(696,748)	$(104)	21,573	$2,157	$815,031	1,161	$(20,124)

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
Liquidity
As of September 30, 2017, the Company had $34.3 million of cash and cash equivalents and $5.4 million of marketable securities for a total of $39.7 million. As of September 30, 2017, the Company had $41.0 million of principal outstanding on its convertible senior notes, which the Company anticipates repaying or refinancing by the maturity date of May 15, 2018.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of September 30, 2017, the Company had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash, of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to the Company’s capital deployments to its partner companies. As of the date these consolidated financial statements were issued, the Company was in compliance with all of these covenants.
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
Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender were to accelerate the maturity of the indebtedness, the Company may not have sufficient immediate liquidity to repay the entire balance of its outstanding borrowings and other obligations under the Credit Facility. Should the Company not be in compliance with any of its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt.
Significant Accounting Policies
Restricted Cash Equivalents
Restricted cash equivalents consist of certificates of deposit with various maturity dates. Amounts included in restricted cash equivalents represent those required to be set aside by a contractual agreement with a bank as collateral for a letter of credit. The restriction on the cash will lapse when the related letter of credit is terminated or expires. The letter of credit is scheduled to expire on March 31, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2017	December 31, 2016
	(Unaudited - In thousands)
Cash and cash equivalents	$34,317	$22,058
Long-term restricted cash equivalents	6,336	6,336
Total cash, cash equivalents and restricted cash equivalents	$40,653	$28,394

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

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	September 30, 2017	December 31, 2016
	(Unaudited - In thousands)
Equity Method:
Partner companies	$113,869	$154,219
Private equity funds	444	447
	114,313	154,666
Cost Method:
Other holdings	2,762	2,112
Private equity funds	1,334	1,550
	4,096	3,662
Advances to partner companies	20,289	25,142
	$138,698	$183,470
In August 2017, Good Start Genetics, Inc. was acquired by Invitae Corporation ("Invitae"). The Company received 414,237 shares of Invitae common stock worth $4.3 million on the closing date in connection with the transaction, excluding 137,125 shares of Invitae common stock worth $1.4 million on the closing date which will be held in escrow until August 2018. The Company recognized a gain of $4.3 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017. The Invitae shares are classified as Trading securities and recorded at fair value on the Consolidated Balance Sheet at September 30, 2017.
In March 2017, the Company sold its interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. The Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrues interest at a rate of 9.5% per annum. The receipt of the $15.5 million in cash resulted in a gain of $0.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2017.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $10.5 million note is fully reserved and has a carrying value of zero as of September 30, 2017. A gain will be recorded when the note is repaid. Interest is payable annually and interest income is recorded as earned throughout the year.
In the second quarter of 2017, the Company recognized an impairment charge of $3.6 million related to Spongecell, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2017. The impairment was based on the value at which the Company expects Spongecell to raise its next financing round.
In the first and second quarters of 2017, the Company recognized impairment charges of $2.7 million and $2.2 million, respectively, related to Pneuron, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2017. The impairments were due to a decline in revenue and an inability to attract third party investors or acquirers. Pneuron has ceased business operations and the adjusted carrying value of the Company's interest in Pneuron is $0.0 million at September 30, 2017.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received $58.6 million in cash proceeds in connection with the transaction. In April 2017, the Company received an additional $0.7 million in connection with the expiration of the final escrow period resulting in a gain of $0.7 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2017.
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received $7.8 million in initial cash proceeds in connection with the transaction in July 2015 and $0.6 million in connection with the expiration of the initial escrow period in July 2016. In January 2017, the Company received an additional $0.6 million in connection with the expiration of the final escrow period resulting in a gain of $0.6 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2017.

3. Acquisitions of Ownership Interests in Partner Companies
In September, August, March and February 2017, the Company funded an aggregate of $4.9 million of convertible bridge loans to InfoBionic, Inc. The Company had previously deployed an aggregate of $14.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
In September, July and June 2017, the Company funded an aggregate of $1.6 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $11.0 million in Cask Data. Cask Data makes building and running big data solutions on-premises or in the cloud easy with Cask Data Application Platform. The Company accounts for its interest in Cask Data under the equity method.
In September 2017, the Company deployed $2.5 million into meQuilibrium. The Company had previously deployed an aggregate of $8.0 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. The Company accounts for its interest in meQuilibrium under the equity method.
In August 2017, the Company funded $0.3 million of convertible bridge loans to Hoopla Software, Inc. The Company had previously deployed an aggregate of $4.8 million in Hoopla Software. Hoopla Software provides cloud-based software that helps sales organizations inspire and motivate sales team performance. The Company accounts for its interest in Hoopla Software under the equity method.
In August, June and February 2017, the Company funded an aggregate of $1.5 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $22.1 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
In July 2017, the Company deployed $1.8 million into QuanticMind, Inc. The Company had previously deployed an aggregate of $9.7 million in QuanticMind. QuanticMind delivers the most intelligent, scalable and fastest platform for maximizing digital marketing performance, including paid search and social, for enterprises. The Company accounts for its interest in QuanticMind under the equity method.
In June and April 2017, the Company funded an aggregate of $3.0 million of a convertible bridge loan to Sonobi, Inc. The Company had previously deployed $5.4 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers. The Company accounts for its interest in Sonobi under the equity method.
In June and January 2017, the Company funded an aggregate of $2.0 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $12.0 million in WebLinc. WebLinc is a commerce platform and services provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2017, the Company funded $1.8 million of a convertible bridge loan to Good Start Genetics, Inc. The Company had previously deployed an aggregate of $17.2 million in Good Start Genetics. Good Start Genetics was acquired by Invitae Corporation in August 2017.
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
In January 2017, the Company funded $0.3 million of a convertible bridge loan to Aventura, Inc. to fund wind-down activities. The Company had previously deployed an aggregate of $6.2 million in Aventura. The adjusted carrying value of the Company's interest in Aventura was $0.0 million at September 30, 2017. The Company accounted for its interest in Aventura under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Carrying Value	Fair Value Measurement at September 30, 2017
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$34,317	$34,317	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Trading securities	3,881	3,881	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$5,420	$5,420	$—	$—
Total marketable securities	$5,420	$5,420	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carrying Value	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$22,058	$22,058	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$15,686	$15,686	$—	$—
Total marketable securities	$15,686	$15,686	$—	$—
As of September 30, 2017, $5.2 million of marketable securities had contractual maturities which were less than one year and $0.2 million of marketable securities had contractual maturities greater than one year. Certificates of deposit are classified as held-to-maturity securities carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. Trading securities consist of 414,237 shares of Invitae Corporation common shares obtained in connection with the sale of Good Start Genetics. The trading securities are carried at fair value based on the closing stock price on the last trading day of the reporting period.

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
At September 30, 2017, the principal amount outstanding under the Credit Facility was $50.0 million, the unamortized discount and debt issuance costs were $5.1 million and the net carrying value of the credit facility was $44.9 million. The Company is amortizing the excess of the principal amount of the Credit Facility over its carrying value over the three-year term as additional interest expense using the effective interest method and recorded $0.4 million and $0.6 million of such expense for the three and nine months ended September 30, 2017. The effective interest rate on the Credit Facility is 14.5%.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July and June 2017, the Company repurchased on the open market, and retired, an aggregate of $14.0 million face value of the 2018 Debentures at a cost of $14.5 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, the Company recognized a $0.8 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of September 30, 2017 and a $29 thousand loss on extinguishment of the liability which is included in Other loss in the Consolidated Statements of Operations for the nine months ended September 30, 2017.
At September 30, 2017, the carrying amount of the equity component was $5.7 million, the principal amount of the liability component was $41.0 million, the unamortized discount and debt issuance costs were $0.9 million and the net carrying value of the liability component was $40.1 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.4 million of such expense for the three months ended September 30, 2017 and 2016, and $1.6 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The effective interest rate on the 2018 Debentures is 8.7%. At September 30, 2017, the fair value of the $41.0 million outstanding 2018 Debentures was approximately $42.2 million, based on the midpoint of the bid and ask prices as of such date. The Company anticipates repaying or refinancing the outstanding 2018 Debentures by the maturity date of May 15, 2018.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited - In thousands)
General and administrative expense	$560	$604	$806	$1,879
	$560	$604	$806	$1,879
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
At September 30, 2017, the Company had outstanding options that vest based on two different types of vesting schedules:

1)	performance-based;
2)	service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2017 and 2016, the Company did not issue any performance-based options to employees. During the nine months ended September 30, 2017 and 2016, 0 thousand and 4 thousand performance-based options vested, respectively. During the nine months ended September 30, 2017 and 2016, 8 thousand and 35 thousand performance-based options were canceled or forfeited. The Company recorded compensation expense related to performance-based options of $0.0 million for the three months ended September 30, 2017 and a reduction in compensation expense of $0.2 million for the nine months ended September 30, 2017. The Company recorded compensation expense related to performance-based options of $0.0 million and $0.2 million for the three and nine months ended September 30, 2016, respectively. The maximum number of unvested options at September 30, 2017 attainable under these grants was 284 thousand shares.
Service-based options generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based options is the period over which the award vests. During the nine months ended September 30, 2017 and 2016, the Company issued 0 thousand and 12 thousand service-based options, respectively, to employees. During the nine months ended September 30, 2017 and 2016, 78 thousand and 12 thousand service-based options, respectively, were canceled or forfeited. The Company recorded compensation expense related to service-based options of $0.0 million and $0.1 million

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three and nine months ended September 30, 2017, respectively. The Company recorded compensation expense related to service-based options of $0.1 million and $0.1 million for the three and nine months ended September 30, 2016, respectively.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the nine months ended September 30, 2017 and 2016, the Company did not issue any performance-based stock units to employees and no performance-based stock units vested. During the nine months ended September 30, 2017 and 2016, 6 thousand and 0 thousand performance-based stock units were canceled or forfeited. Under the terms of the 2016, 2015 and 2014 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns are exceeded. At September 30, 2017, the liability associated with such potential cash payments was $0.0 million.
During the nine months ended September 30, 2017 and 2016, the Company issued 50 thousand and 43 thousand deferred stock units, respectively, to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
During the nine months ended September 30, 2017 and 2016, the Company issued 7 thousand and 0 thousand restricted stock awards, respectively, and 3 thousand and 1 thousand restricted stock awards were canceled or forfeited, respectively.
Total compensation expense for performance-based stock units, deferred stock units, and restricted stock was $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2017 and 2016. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2017 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three and nine months ended September 30, 2016 was offset by changes in the valuation allowance. During the nine months ended September 30, 2017, the Company had no material changes in uncertain tax positions.

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited - In thousands, except per share data)
Basic:
Net loss	$(18,650)	$(24,085)	$(69,844)	$(561)
Weighted average common shares outstanding	20,455	20,387	20,416	20,390
Net loss per share	$(0.91)	$(1.18)	$(3.42)	$(0.03)

Diluted:
Net loss	$(18,650)	$(24,085)	$(69,844)	$(561)
Weighted average common shares outstanding	20,455	20,387	20,416	20,390
Net loss for dilutive share computation	$(0.91)	$(1.18)	$(3.42)	$(0.03)

Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At September 30, 2017 and 2016, options to purchase 0.6 million and 0.7 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 and $9.83 to $19.95, respectively, were excluded from the calculations.

•
At September 30, 2017 and 2016, unvested restricted stock, performance-based stock units and DSUs convertible into 0.9 million and 0.6 million shares of stock, respectively, were excluded from the calculations.

•	At September 30, 2017 and 2016, 2.3 million and 3.0 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.
9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of September 30, 2017, the Company held interests in 26 non-consolidated partner companies. The Company’s active partner companies were as follows as of September 30, 2017:

Partner Company	Safeguard Primary Ownership as of September 30, 2017	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aktana, Inc.	24.5%	Equity
Apprenda, Inc.	29.4%	Equity
Brickwork	20.3%	Equity
Cask Data, Inc.	31.3%	Equity
CloudMine, Inc.	47.4%	Equity
Clutch Holdings, Inc.	42.7%	Equity
Full Measure Education, Inc.	42.3%	Equity
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	39.5%	Equity
Lumesis, Inc.	43.8%	Equity
MediaMath, Inc.	20.4%	Equity
meQuilibrium	37.0%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Prognos (fka Medivo, Inc.)	35.2%	Equity
Propeller Health, Inc.	24.0%	Equity
QuanticMind, Inc.	24.7%	Equity
Sonobi, Inc.	21.6%	Equity
Spongecell, Inc.	23.0%	Equity
Syapse, Inc.	26.0%	Equity
T-REX Group, Inc.	21.3%	Equity
Transactis, Inc.	23.8%	Equity
Trice Medical, Inc.	24.9%	Equity
WebLinc, Inc.	38.0%	Equity
Zipnosis, Inc.	25.4%	Equity
 As of September 30, 2017 and December 31, 2016, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at September 30, 2017 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. The Company was notified by the fund's manager that the fund is being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2017.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.8 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2017.
The Company provided a $6.3 million letter of credit that is scheduled to expire on March 31, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit is secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $3.0 million at September 30, 2017.
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

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the nine months ended September 30, 2016, the Company repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.

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
The following listing of our partner companies includes only entities which were considered partner companies as of September 30, 2017. Certain entities which may have been partner companies in previous periods are omitted if, as of September 30, 2017, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of September 30,
Partner Company	2017	2016	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aktana, Inc.	24.5%	23.4%	Equity
Apprenda, Inc.	29.4%	29.5%	Equity
Brickwork	20.3%	NA	Equity
Cask Data, Inc.	31.3%	31.3%	Equity
CloudMine, Inc.	47.4%	30.1%	Equity
Clutch Holdings, Inc.	42.7%	45.0%	Equity
Full Measure Education, Inc.	42.3%	36.0%	Equity
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	39.5%	40.5%	Equity
Lumesis, Inc.	43.8%	44.1%	Equity
MediaMath, Inc.	20.4%	20.5%	Equity
meQuilibrium	37.0%	31.5%	Equity
Moxe Health Corporation	32.4%	32.6%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos (fka Medivo, Inc.)	35.2%	35.3%	Equity
Propeller Health, Inc.	24.0%	24.4%	Equity
QuanticMind, Inc.	24.7%	23.5%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Spongecell, Inc.	23.0%	23.0%	Equity
Syapse, Inc.	26.0%	25.8%	Equity
T-REX Group, Inc.	21.3%	NA	Equity
Transactis, Inc.	23.8%	24.2%	Equity
Trice Medical, Inc.	24.9%	27.7%	Equity
WebLinc, Inc.	38.0%	38.0%	Equity
Zipnosis, Inc.	25.4%	26.2%	Equity

Three months ended September 30, 2017 versus the three months ended September 30, 2016

	Three months ended September 30,
	2017	2016	Variance
	(In thousands)
General and administrative expense	$(3,758)	$(4,687)	$929
Other loss	(379)	(2,405)	2,026
Interest income	1,004	513	491
Interest expense	(2,643)	(1,161)	(1,482)
Equity income (loss)	(12,874)	(16,345)	3,471
	$(18,650)	$(24,085)	$5,435
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $0.9 million for the three months ended September 30, 2017 compared to the prior year period due to a decrease of $0.7 million in employee costs and a decrease of $0.1 million in professional fees.
Other Loss. Other loss decreased $2.0 million for the three months ended September 30, 2017 compared to the prior year period. Other loss for the three months ended September 30, 2017 primarily reflected a $0.4 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017. Other loss for the three months ended September 30, 2016 reflected a $2.4 million impairment related to our Penn Mezzanine debt and equity participations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. The increase of $0.5 million for the three months ended September 30, 2017 compared to the prior year period was primarily attributable to higher average notes receivable from our partner companies.
Interest Expense. Interest expense is primarily related to our credit facility and convertible senior debentures.  The increase of $1.5 million for the three months ended September 30, 2017 compared to the prior year period was primarily attributable to $1.7 million of interest expense related to borrowings under the new credit facility we entered into in May 2017, partially offset by a $0.2 million decrease in interest expense due to the repurchase, in aggregate, of $14.0 million face value of convertible senior debentures in June and July 2017.
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
Equity loss decreased $3.4 million for the three months ended September 30, 2017 compared to the prior year period. The components of equity loss for the three months ended September 30, 2017 and 2016 were as follows:

Three months ended September 30, 2017:
Gain on sale of Good Start Genetics	$4,250
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(77)
Loss on impairment of Pneuron	(206)
Share of loss of our equity method partner companies	(16,841)
$(12,874)

Three months ended September 30, 2016:
Loss on impairment of Aventura	$(1,000)
Gain on proceeds received from escrow related to sale of Quantia	600
Gain on additional proceeds received on the sale of Putney	430
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	365
Share of loss of our equity method partner companies	(16,740)
$(16,345)
The change in our share of equity loss of our equity method partner companies for the three months ended September 30, 2017 compared to the prior year period was primarily due to an increase in losses associated with those partner companies.
Nine months ended September 30, 2017 versus the nine months ended September 30, 2016

	Nine months ended September 30,
	2017	2016	Variance
	(In thousands)
General and administrative expense	$(13,191)	$(14,764)	$1,573
Other loss	(219)	(1,746)	1,527
Interest income	2,892	1,460	1,432
Interest expense	(5,953)	(3,465)	(2,488)
Equity income (loss)	(53,373)	17,954	(71,327)
	$(69,844)	$(561)	$(69,283)
General and Administrative Expense. General and administrative expense decreased $1.6 million for the nine months ended September 30, 2017, compared to the prior year period primarily due to a decrease of $1.1 million in stock-based compensation primarily for performance-based awards and a decrease of $0.4 million in professional fees.
Other Loss. Other loss decreased $1.5 million for the nine months ended September 30, 2017 compared to the prior year period. Other loss for the nine months ended September 30, 2017 reflected a $0.4 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017 and an impairment of $0.2 million related to our interest in a legacy private equity fund, partially offset by a $0.4 million gain related to our Penn Mezzanine debt and equity participations. Other loss for the nine months ended September 30, 2016 reflected a $2.1 million impairment related to our Penn Mezzanine debt and equity participations partially offset by a gain of $0.4 million on the sale of Bridgevine in June 2016.
Interest Income. The increase of $1.4 million for the nine months ended September 30, 2017 compared to the prior year period was primarily attributable to higher average notes receivable from our partner companies.
Interest Expense. The increase of $2.5 million for the nine months ended September 30, 2017 compared to the prior year period was primarily attributable to $2.6 million of interest expense related to borrowings under the new credit facility we entered into in May 2017, partially offset by a $0.2 million decrease in interest expense due to the partial repurchase of $14.0 million face value of convertible senior debentures in June and July 2017.
Equity Income (Loss). Equity income (loss) decreased $71.3 million for the nine months ended September 30, 2017 compared to the prior year period. The components of equity income (loss) for the nine months ended September 30, 2017 and 2016 were as follows:

Nine months ended September 30, 2017:
Gain on sale of Good Start Genetics	$4,250
Gain on proceeds received from escrow related to sale of Putney	704
Gain on proceeds received from escrow related to sale of Quantia	600
Gain on proceeds received from escrow related to the sale of AppFirst assets	141
Gain on sale of Nexxt (fka Beyond.com)	108
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(1,006)
Loss on impairment of Spongecell	(3,550)
Loss on impairment of Pneuron	(5,189)
Share of loss of our equity method partner companies	(49,431)
$(53,373)

Nine months ended September 30, 2016:
Gain on sale of Putney	$55,638
Gain on performance milestone proceeds related to sale of Thingworx	3,264
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	1,414
Gain on proceeds received from escrow related to sale of Drivefactor	1,100
Gain on proceeds received from escrow related to sale of Quantia	600
Loss on impairment of Aventura	(1,000)
Loss on impairment of AppFirst	(1,731)
Share of loss of our equity method partner companies	(41,331)
$17,954
The change in our share of equity loss of our equity method partner companies for the nine months ended September 30, 2017 compared to the prior year period was due to an increase in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2017 and 2016. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2017 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three and nine months ended September 30, 2016 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of September 30, 2017, we had $34.3 million of cash and cash equivalents and $5.4 million of marketable securities for a total of $39.7 million. As of September 30, 2017, we had $41.0 million of principal outstanding on our 2018 Debentures, which we anticipate repaying or refinancing by the maturity date of May 15, 2018.
In May 2017, we entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of September 30, 2017, we had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires us to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash, of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of tour ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to our capital deployments to its partner companies. As of the date these consolidated financial statements were issued, we were in compliance with all of these covenants.
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
Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender were to accelerate the maturity of the indebtedness, we may not have sufficient immediate liquidity to repay the entire balance of our outstanding borrowings and other obligations under the Credit Facility. Should we not be in compliance with any of our debt covenants and be unable to obtain waivers for such events of default, we would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt.
In November 2012, we issued $55.0 million in face amount of our 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at September 30, 2017 was $13.35. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any such redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In July and June 2017, we repurchased on the open market, and retired, an aggregate of $14.0 million face value of 2018 Debentures at a cost of $14.5 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, we recognized a $0.8 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of September 30, 2017 and a $29 thousand loss on extinguishment of the liability which is included in Other income (loss), net in the Consolidated Statements of Operations for the nine months ended September 30, 2017. We had $41.0 million face value of 2018 Debentures outstanding at September 30, 2017 due on May 15, 2018.
We have provided a $6.3 million letter of credit that is scheduled to expire on March 31, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. The letter of credit is secured by cash which is classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet. The restriction on the cash will lapse when the related letter of credit is terminated or expires on March 31, 2019.
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2016, we repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2017.
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

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine months ended September 30,
	2017	2016	Variance
	(In thousands)
Net cash used in operating activities	$(15,515)	$(14,114)	$(1,401)
Net cash provided by (used in) investing activities	(1,912)	39,593	(41,505)
Net cash provided by (used in) financing activities	29,686	(5,821)	35,507
	$12,259	$19,658	$(7,399)
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $1.4 million for the nine months ended September 30, 2017 compared to the prior year period. The increase was primarily due to $1.2 million of cash interest payments related to our credit facility we entered into in May 2017.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by (used in) investing activities decreased by $41.5 million for the nine months ended September 30, 2017 compared to the prior year period. The decrease primarily related to a $57.3 million decrease in proceeds from the sales of and distributions from companies and a $25.1 million decrease in cash proceeds from the net change in marketable securities, partially offset by a $23.0 million decrease in acquisitions of ownership interests in companies and a $0.8 million decrease in advances and loans to companies.
Cash proceeds from the sales of and distributions from companies were $16.6 million for the nine months ended September 30, 2017 which related primarily to:

•
In March 2017, we sold our interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. We received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which will accrue interest at a rate of 9.5% per annum.

•	In April 2017, we received $0.7 million in connection with the expiration of the final escrow period related to the 2016 sale of Putney, Inc.

•	In March 2017, we received $0.6 million of proceeds from the sale of our participating interests in Penn Mezzanine.

•	In January 2017, we received $0.6 million in connection with the expiration of the final escrow period related to the 2015 sale of Quantia.

•	These cash proceeds were partially offset by payment of a $1.0 million clawback liability in the first quarter of 2017.
Cash proceeds from the sales of and distributions from partner companies was $73.9 million for the nine months ended September 30, 2016 which related primarily to the sale of our interests in Putney and Bridgevine, proceeds received from AppFirst from the sale of its assets, cash received from escrow associated with the sale of our interests in DriveFactor, Thingworx, and Quantia and cash received associated with the achievement of performance milestones related to the sale of our interest in Thingworx.
Net Cash Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities increased by $35.5 million for the nine months ended September 30, 2017 compared to the prior year period. The increase was primarily related to $44.3 million of net proceeds from borrowings under the Credit Facility and a decrease of $5.4 million in repurchases of our common stock, which were partially offset by $14.5 million paid to repurchase and retire $14.0 million face value of the 2018 Debentures, including transaction fees.

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
In addition, the Credit Facility requires us to among other things, maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash, of at least 1.75x the amount then outstanding under the Credit Facility; and (iii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million.
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
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended September 30, 2017, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
July 1, 2017 - July 31, 2017	1,062	$12.6300	—	$14,636,135
August 1, 2017 - August 31, 2017	163	$11.8000	—	$14,636,135
September 1, 2017 - September 30, 2017	2,258	$12.9500	—	$14,636,135
Total	3,483	$12.7500	—
(a) During the third quarter of 2017, the Company repurchased an aggregate of 3 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	October 26, 2017	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	October 26, 2017	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer