Form 10-K
period 2017-12-31
SAFEGUARD SCIENTIFICS INC
filed 2018-03-07
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $237,111,560 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of March 2, 2018 was 20,566,680.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2017

PART I
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, our ability to service the indebtedness under and remain in compliance with the terms of our credit facility, a fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies and their performance, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
Item 1. Business
Business Overview
Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies.

In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs.

Safeguard's existing group of partner companies consist of technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies with a particular focus on the Internet of Everything, enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys up to $25 million in a company.
In 2017, our management team focused on the following objectives:

•	Deploy follow-on capital to support our existing partner companies;

•	Build value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realize the value of partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

To meet our strategic objectives during 2018, Safeguard will continue to focus on:

•	Deploying follow-on capital to support only our existing partner companies;

•	Helping partner companies achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	Maximizing monetization opportunities for our partner company interests.
We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 170 North Radnor-Chester Road, Suite 200, Radnor, Pennsylvania 19087.
Our Strategy
Founded in 1953, Safeguard has a distinguished track record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Safeguard's existing group of partner companies consist of companies that are capitalizing on the next wave of enabling technologies with a particular focus on the Internet of Everything, enhanced security and predictive analytics. In January 2018, Safeguard announced that we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for our partner company interests to enable distributions of net proceeds to shareholders.
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
Realizing Value
In January 2018, Safeguard announced that we will focus on maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. We will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs.
In general, we will hold our position in a partner company as long as we believe the risk-adjusted value of that position is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may seek to sell some or all of our position in the partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. In the past, we have taken partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain partner company interests in secondary market transactions to maximize partner company value for our shareholders.
Given our recent change in strategy, the value of Safeguard is now virtually wholly dependent upon the value of our existing partner companies and our ability to translate that value into cash as efficiently as possible and to deliver that cash, net of our obligations and operating cash needs, to our shareholders. As we have in the past, we will utilize the service of professional advisers from time to time to explore the various alternatives for returning capital to our balance sheet and ultimately to our shareholders.
Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we own interests at March 7, 2018.
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
The ownership percentages indicated below are presented as of December 31, 2017 for partner companies in which we owned interests at March 7, 2018 and reflects the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

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

Aktana, Inc.	Expansion	(Safeguard Ownership: 24.5%)
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

Apprenda, Inc.	Expansion	(Safeguard Ownership: 29.3%)
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

Cask Data, Inc.	Initial Revenue	(Safeguard Ownership: 31.2%)
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

CloudMine, Inc.	Initial Revenue	(Safeguard Ownership: 47.3%)
Headquartered in Philadelphia, Pennsylvania, CloudMine is a leading HIPAA-compliance Enterprise Health Cloud platform. CloudMine empowers healthcare organizations to rapidly and confidently develop connected digital health experiences by reducing complexity, enabling data mobility, and ensuring compliance. www.cloudmineinc.com

Clutch Holdings, Inc.	Expansion	(Safeguard Ownership: 42.7%)
Headquartered in Ambler, Pennsylvania, Clutch has revolutionized how marketing teams for premier brands develop and foster relationships with their customers. Clutch’s advanced marketing platform serves as a customer hub, delivering deep intelligence derived from real-time behaviors and transactions across in-store, online, mobile and social channels. www.clutch.com

Flashtalking	High Traction	(Safeguard Ownership: 10.3%)
Headquartered in New York, New York, Flashtalking is a data-driven ad management and analytics technology company that uses data to personalize advertising in real-time, analyze its effectiveness and enable optimization that drives better engagement and ROI for sophisticated global brands. Our former partner company, Spongecell, Inc. merged into Flashtalking in January 2018. www.flashtalking.com

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

InfoBionic, Inc.	Initial Revenue	(Safeguard Ownership: 39.5%)
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

Lumesis, Inc.	Expansion	(Safeguard Ownership: 43.8%)
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

meQuilibrium	Initial Revenue	(Safeguard Ownership: 36.2%)
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
Headquartered in Madison, Wisconsin, Moxe Health was founded with a vision to enable bi-directional data exchange through its key products, Substrate and Convergence, directly linking payers and their provider networks. By integrating insurer data using industry standard processes, Moxe Health allows providers to incorporate claims, risk and other payer data into their own analytic efforts, allowing clinicians to better understand patient risks and deliver value-based care. www.moxehealth.com

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

Prognos	Expansion	(Safeguard Ownership: 28.7%)
Headquartered in New York, New York, Prognos is a healthcare AI company that’s striving to improve health by tracking and predicting disease earlier in partnership with Life Sciences brands, payers, and clinical diagnostics organizations. Prognos’ innovations enhance the value of laboratory results and clinical diagnostic data through advanced analytics and artificial intelligence techniques. www.prognos.ai

Propeller Health, Inc.	Initial Revenue	(Safeguard Ownership: 24.0%)
Headquartered in Madison, Wisconsin, Propeller Health provides digital solutions to measurably improve respiratory health by combining sensors, mobile apps and predictive analytics to monitor and engage patients, increase adherence and encourage effective self-management. www.propellerhealth.com

QuanticMind, Inc.	Expansion	(Safeguard Ownership: 24.7%)
Headquartered in Redwood City, California, QuanticMind provides enterprise-level, predictive advertising management software for paid search, social and mobile. QuanticMind brings together machine learning, distributed cloud and in-memory processing technologies to provide the most intelligent, most scalable and fastest platform available. www.quanticmind.com

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

Syapse, Inc.	Expansion	(Safeguard Ownership: 20.1%)
Headquartered in Palo Alto, California, Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s software platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. www.syapse.com

T-REX Group, Inc.	Initial Revenue	(Safeguard Ownership: 21.1%)
Headquartered in New York, New York, T-REX is a software solutions provider for the complex financing of esoteric asset backed securities (“ABS”) and energy project finance. T-REX’s SaaS platform supplants manually-generated financial models, driving transparency, standardization, collaboration, efficiency and access in energy project finance and asset backed securitization. www.trexgroup.com

Transactis, Inc.	Expansion	(Safeguard Ownership: 23.8%)
Headquartered in New York, New York, Transactis transforms traditional paper billing and payment processing by enabling businesses of all sizes to replace paper bills, statements, invoices, payments and documents with efficient and cost effective digital alternatives. Transactis goes to market exclusively with resellers - financial institutions, technology companies, printers and business process outsourcers - to provide their customers with secure, configurable, white-label, industry-leading SaaS solutions. www.transactis.com

Trice Medical, Inc.	Initial Revenue	(Safeguard Ownership: 24.8%)
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
Headquartered in Philadelphia, Pennsylvania, WebLinc is a commerce platform and services provider for fast growing online retailers. WebLinc's modern, agile technologies and strategic expertise empower companies running global, omnichannel commerce operations, and enable retailers to consistently outpace the competition. www.weblinc.com

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

The intended monetization of our partner company interests and distribution of net proceeds to shareholders are subject to factors beyond our control.
In January 2018, we announced that we will not deploy any capital into new partner companies.  We will instead focus on supporting, and maximizing monetization opportunities for our existing partner company interests to enable distributions of net proceeds to shareholders.  However, this strategic plan may require providing significant additional capital and operational support to such existing partner companies and we may not be able to sell our partner company interests during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  There can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with the sale of partner company interests.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  Further, the method, timing and amount of any distributions resulting from the monetization of existing partner companies will be at the discretion of our Board of Directors and will depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

The continuing costs and burdens associated with being a public company will constitute a much larger percentage of our expenses and we may in the future delist our Common Stock with the New York Stock Exchange and seek to deregister our Common Stock with the SEC.
We will remain a public company and will continue to be subject to the listing standards of the New York Stock Exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize partner company interests.  As part of such monetization efforts, we will likely in the future, once the majority of our partner company interests have been monetized and proceeds therefrom distributed, delist our Common Stock from the New York Stock Exchange and seek to deregister our Common Stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be completed at all, and we will continue to face the costs and burdens of being a public company until such time as our Common Stock is delisted with the New York Stock Exchange and deregistered with the SEC.
Our principal business strategy depends upon our ability to make good decisions regarding the deployment of capital into, and subsequent disposition of, existing partner company interests and, ultimately, the performance of our partner companies, which is uncertain.
If we make poor decisions regarding the deployment of capital into, and subsequent disposition of, existing partner companies, our business strategy will not succeed. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock would be adversely affected. The risks relating to our partner companies include:

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
The foregoing covenants could adversely affect our ability to finance our operations, engage in business activities that may be in our interest and plan for or react to market conditions or otherwise execute our business strategies.
Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Our failure to comply with any of these covenants could result in a default under the Credit Facility. If that were to occur, the Lender could choose to accelerate the maturity of the indebtedness. If the Lender were to accelerate the maturity of the indebtedness, we may not have sufficient liquidity to repay the entire balance of the outstanding borrowings and other obligations under the Credit Facility.

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
We need capital to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our partner companies generally provide us with no cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, partner company liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or raising additional capital on attractive terms, we may face liquidity issues that will require us to constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
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
Our success is dependent on our senior management team’s ability to execute our strategy. In January 2018, we announced our intent to reduce overhead costs, which included a reduction in certain members of senior management. A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.
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
There is intense competition in the technology marketplaces, and we expect competition to intensify in the future. Our business, financial condition, and results of operations will be materially adversely affected if our partner companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our partner companies. This may place our partner companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our partner companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our partner companies may compete against one another.
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

Item 4. Mine Safety Disclosures
Not applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Stephen T. Zarrilli	56	President, Chief Executive Officer and Director	2008
Jeffrey B. McGroarty	48	Senior Vice President and Chief Financial Officer	2012
Brian J. Sisko	57	Chief Operating Officer, Executive Vice President and Managing Director	2007
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2017 and 2016 were as follows:

	High	Low
Fiscal year 2017:
First quarter	$13.97	$11.80
Second quarter	12.95	10.65
Third quarter	13.70	11.35
Fourth quarter	14.40	10.75
Fiscal year 2016:
First quarter	$14.23	$11.40
Second quarter	14.75	11.55
Third quarter	14.38	12.01
Fourth quarter	14.10	10.60
The high and low sale prices reported in the first quarter of 2018 through March 2, 2018 were $12.85 and $10.83 respectively, and the last sale price reported on March 2, 2018, was $12.60. No cash dividends have been declared in any of the years presented. As of February 21, 2018, there were approximately 13,518 beneficial holders of our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities during the quarter ended December 31, 2016 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2017 - October 31, 2017	1,247	$14.1500	—	$14,636,135
November 1, 2017 - November 30, 2017	163	$12.2250	—	$14,636,135
December 1, 2017 - December 31, 2017	2,132	$11.4000	—	$14,636,135
Total	3,542	$12.4061	—
(a) During the fourth quarter of 2017, we repurchased an aggregate of approximately 4 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2012 through December 31, 2017 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indexes, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indexes.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2012.

Item 6. Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2017. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this report. The historical results presented herein may not be indicative of future results.

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,751	$22,058	$32,838	$111,897	$139,318
Short-term marketable securities	4,452	8,384	31,020	25,263	38,250
Long-term marketable securities	—	7,302	9,743	19,365	6,088
Long-term restricted cash equivalents	6,336	6,336	—	—	—
Working capital (deficit)	(12,204)	26,690	63,251	132,287	170,956
Total assets	176,464	231,828	256,843	317,375	344,653
Convertible senior debentures - current	40,485	—	—	—	—
Convertible senior debentures - non-current	—	52,560	50,956	49,484	48,135
Credit facility - non-current	45,321	—	—	—	—
Other long-term liabilities	3,535	3,630	3,965	3,507	3,683
Total equity	81,796	169,777	195,505	257,827	284,661

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
General and administrative expense	$17,131	$18,692	$17,554	$18,970	$21,644
Operating loss	(17,131)	(18,692)	(17,554)	(18,970)	(21,644)
Other income (loss), net	(339)	(1,682)	217	31,657	383
Interest income	3,876	2,075	1,935	1,901	2,646
Interest expense	(8,620)	(4,634)	(4,523)	(4,402)	(4,303)
Equity income (loss)	(66,358)	671	(39,599)	(15,335)	(12,607)
Net loss before income taxes	(88,572)	(22,262)	(59,524)	(5,149)	(35,525)
Income tax benefit (expense)	—	—	—	—	—
Net loss	$(88,572)	$(22,262)	$(59,524)	$(5,149)	$(35,525)

Net loss per share:
Basic	$(4.34)	$(1.09)	$(2.85)	$(0.25)	$(1.66)
Diluted	$(4.34)	$(1.09)	$(2.85)	$(0.25)	$(1.66)
Weighted average shares used in computing net loss per share:
Basic	20,430	20,343	20,874	20,975	21,362
Diluted	20,430	20,343	20,874	20,975	21,362

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, our ability to service the indebtedness under and remain in compliance with the terms of our credit facility, a fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies and their performance, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview
Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies.

In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs.

Safeguard's existing group of partner companies consist of technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies with a particular focus on the Internet of Everything, enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys up to $25 million in a company.
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies using one of the following methods: consolidation, fair value, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of December 31, 2017, we did not hold a controlling interest in any of our partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. As of December 31, 2017, we did not account for any of our partner companies under the fair value method.
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
Critical Accounting Policies and Estimates
Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, the most significant relate to impairment of ownership interests in and advances to partner companies.
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
Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies were as follows:

	Year Ended December 31,
Accounting Method	2017	2016	2015
	(In thousands)
Equity	$15,993	$5,357	$9,690
Cost	216	45	2,754
Total	$16,209	$5,402	$12,444

Impairment charges related to equity method partner companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.

In addition to ownership interests in our partner companies, we also maintain an interest in the management company and general partner of Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Through our relationship with Penn Mezzanine, we acquired participating interests in mezzanine loans and related equity interests of the borrowers. Penn Mezzanine is not making any new loans and we have no remaining loans in which we have participating interests. The carrying value of our remaining participating interests in debt and equity securities associated with Penn Mezzanine was zero as of December 31, 2017. During the years ended December 31, 2017 and 2016, we recognized a $0.4 million gain and a $2.4 million loss on impairment of our Penn Mezzanine debt and equity participations, which are included in Other income (loss), net in the Consolidated Statements of Operations.

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
The following listing of our partner companies only include entities which were considered partner companies as of December 31, 2017. Certain entities which may have been partner companies in previous periods are omitted if, as of December 31, 2017, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of December 31,
Partner Company	2017	2016	2015	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	40.1%	Equity
Aktana, Inc.	24.5%	31.2%	NA	Equity
Apprenda, Inc.	29.3%	29.4%	29.5%	Equity
Brickwork	20.3%	20.3%	NA	Equity
Cask Data, Inc.	31.2%	31.3%	34.2%	Equity
CloudMine, Inc.	47.3%	30.1%	30.1%	Equity
Clutch Holdings, Inc.	42.7%	42.8%	39.3%	Equity
Hoopla Software, Inc.	25.5%	25.5%	25.6%	Equity
InfoBionic, Inc.	39.5%	39.7%	38.5%	Equity
Lumesis, Inc.	43.8%	44.1%	44.7%	Equity
MediaMath, Inc.	20.5%	20.5%	20.6%	Equity
meQuilibrium	36.2%	31.5%	31.5%	Equity
Moxe Health Corporation	32.4%	32.4%	NA	Equity
NovaSom, Inc.	31.7%	31.7%	31.7%	Equity
Prognos (formerly Medivo)	28.7%	35.2%	34.5%	Equity
Propeller Health, Inc.	24.0%	24.0%	24.6%	Equity
QuanticMind, Inc.	24.7%	23.2%	23.6%	Equity
Sonobi, Inc.	21.6%	21.6%	22.6%	Equity
Spongecell, Inc. *	23.0%	23.0%	23.0%	Equity
Syapse, Inc.	20.1%	26.2%	24.4%	Equity
T-REX Group, Inc.	21.1%	23.6%	NA	Equity
Transactis, Inc.	23.8%	24.2%	24.5%	Equity
Trice Medical, Inc.	24.8%	27.6%	27.7%	Equity
WebLinc, Inc.	38.0%	38.0%	29.2%	Equity
Zipnosis, Inc	25.4%	25.4%	26.3%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.
Year ended December 31, 2017 versus year ended December 31, 2016

	Year Ended December 31,
	2017	2016	Variance
	(In thousands)
General and administrative expense	$(17,131)	$(18,692)	$1,561
Other income (loss), net	(339)	(1,682)	1,343
Interest income	3,876	2,075	1,801
Interest expense	(8,620)	(4,634)	(3,986)
Equity income (loss)	(66,358)	671	(67,029)
Net loss	$(88,572)	$(22,262)	$(66,310)
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $1.6 million for the year ended December 31, 2017 compared to the prior year primarily due to a decrease of $1.2 million in stock-based compensation mostly related to performance-based awards and a $0.4 million decrease in professional fees.
Other Income (Loss), Net. Other income (loss), net decreased $1.3 million for the year ended December 31, 2017, compared to the prior year. The components of other income (loss) for the years ended December 31, 2017 and 2016 were as follows:

Year ended December 31, 2017:
Decrease in fair value of shares of Invitae Corporation	$(493)
Impairment of interest in legacy private equity fund	(216)
Gain on legacy Penn Mezzanine debt and equity participations	399
Loss on extinguishment of 2018 Debentures	(29)
$(339)

Year ended December 31, 2016:
Loss on impairment of Penn Mezzanine debt and equity participations	$(2,360)
Gain on sale of Bridgevine	424
Other	254
$(1,682)
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. Interest income increased $1.8 million compared to the prior year due to higher average notes receivable from our partner companies.
Interest Expense. Interest expense is primarily related to our credit facility and convertible senior debentures. Interest expense increased $4.0 million compared to the prior year primarily due to $4.4 million of interest expense related to borrowings under the new credit facility we entered into in May 2017, partially offset by a $0.4 million decrease in interest expense due to the repurchase of $14.0 million face value of convertible senior debentures in June and July 2017.
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
Equity income (loss) decreased $67.0 million for the year ended December 31, 2017 compared to the prior year. The components of equity income (loss) for the years ended December 31, 2017 and 2016 were as follows:

Year ended December 31, 2017:
Gain on sale of Good Start Genetics	$4,250
Gain on proceeds received from escrow related to sale of Putney	704
Gain on proceeds received from escrow related to sale of Quantia	600
Gain on proceeds received from escrow related to the sale of AppFirst assets	141
Gain on sale of Nexxt (fka Beyond.com)	108
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	5,877
Loss on impairment of Spongecell	(3,550)
Loss on impairment of Pneuron	(5,189)
Loss on impairment of Full Measure	(7,000)
Share of loss of our equity method partner companies	(62,299)
$(66,358)

Year ended December 31, 2016:
Gain on sale of Putney	$55,638
Gain on performance milestone proceeds related to sale of Thingworx	3,264
Unrealized dilution gain on the decrease of our ownership percentage in partner companies	2,038
Gain on proceeds received from escrow related to sale of DriveFactor	1,100
Gain on proceeds received from escrow related to sale of Quantia	600
Loss on impairment of AppFirst	(1,731)
Loss on impairment of Aventura	(3,626)
Share of net loss of our equity method partner companies	(56,612)
$671
The change in our share of net loss of our equity method partner companies for the year ended December 31, 2017 compared to the prior year was due to an increase in losses associated with our partner companies.

Year ended December 31, 2016 versus year ended December 31, 2015

	Year Ended December 31,
	2016	2015	Variance
	(In thousands)
General and administrative expense	$(18,692)	$(17,554)	$(1,138)
Other income (loss), net	(1,682)	217	(1,899)
Interest income	2,075	1,935	140
Interest expense	(4,634)	(4,523)	(111)
Equity loss	671	(39,599)	40,270
Net loss	$(22,262)	$(59,524)	$37,262
General and Administrative Expense. General and administrative expense increased $1.1 million for the year ended December 31, 2016, compared to the prior year primarily due to an increase of $0.8 million in stock-based compensation for performance-based awards and an increase of $0.3 million in employee costs.
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
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three years ended December 31, 2017, 2016 and 2015. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.
Liquidity And Capital Resources
As of December 31, 2017, we had $20.7 million of cash and cash equivalents and $4.5 million of marketable securities for a total of $25.2 million. As of December 31, 2017, we had $41.0 million of principal outstanding on our 2018 Debentures, which we anticipate repaying or refinancing by the maturity date of May 15, 2018, and $50.0 million of principal outstanding on our Credit Facility due in May 2020. We currently have $25.0 million of availability under the Credit Facility.
In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs. In connection with our change in strategy, in January 2018, we implemented an initiative to generate annual cost savings of between $5 million and $6 million, which reflect changes in our personnel and operating cost requirements under the new strategy. We will recognize a charge of approximately $1.3 million in the first quarter of 2018 for severance payments to terminated employees that will be paid over approximately twelve months.

In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of December 31, 2017, we had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires us to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash, of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to its capital deployments to its partner companies. As of the date these consolidated financial statements were issued, we were in compliance with all of these covenants.
We fund our operations with cash and marketable securities on hand as well as proceeds from the sales of its interests in its partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like our partner companies, our ability to generate specific amounts of liquidity from sales of its partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which we utilize for projecting future compliance with covenants related to our Credit Facility include significantly discounted probability-weighted proceeds from the sales of our interests in our partner companies. Based on these forecasts, it is probable that we will not be able to remain in compliance with certain of our debt covenants over the next twelve months. Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender chose not to provide a waiver and were to accelerate the maturity of the indebtedness, we would not have sufficient liquidity to repay the entire balance of our outstanding borrowings and other obligations under the Credit Facility. The uncertainty associated with our ability to repay our outstanding debt obligations in such a scenario raises substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements.
In order for us to maintain compliance with these covenants, our plan includes selling certain of our partner company interests in the ordinary course of our business, limiting capital deployments to existing partner companies, and refinancing all or a portion of our 2018 Debentures that mature on May 15, 2018. Should we not be in compliance with any of our debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance our existing debt.
In November 2012, we issued $55.0 million in face amount of our 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at December 31, 2017 was $11.20. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any such redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In July and June 2017, we repurchased on the open market, and retired, an aggregate of $14.0 million face value of 2018 Debentures at a cost of $14.5 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, we recognized a $0.8 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of December 31, 2017 and a $29 thousand loss on extinguishment of the liability which is included in Other income (loss), net in the Consolidated Statements of Operations for the twelve months ended December 31, 2017. We had $41.0 million face value of 2018 Debentures outstanding at December 31, 2017 due on May 15, 2018.
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
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2016 and 2015, we repurchased an aggregate of 0.7 million shares at an aggregate cost of $10.4 million with $14.6 million remaining for repurchase under the existing authorization.

We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2017.
Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing partner companies or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash used in operating activities	$(20,805)	$(18,661)	$(17,749)
Net cash provided by (used in) investing activities	(10,127)	20,061	(56,989)
Net cash provided by (used in) financing activities	29,625	(5,844)	(4,321)
	$(1,307)	$(4,444)	$(79,059)
Net Cash Used In Operating Activities
Year ended December 31, 2017 versus year ended December 31, 2016. Net cash used in operating activities increased by $2.1 million for the year ended December 31, 2017 compared to the prior year. The increase was primarily due to $2.5 million of cash interest payments related to our credit facility we entered into in May 2017, partially offset by a $0.4 million decrease in cash used in professional fees.
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

Net Cash Provided by (Used In) Investing Activities
Year ended December 31, 2017 versus year ended December 31, 2016. Net cash provided by (used in) investing activities decreased by $30.2 million for the year ended December 31, 2017 compared to the prior year. The decrease primarily related to a $57.4 million decrease in proceeds from the sales of and distributions from companies and a $13.9 million decrease in cash proceeds from the net change in marketable securities, partially offset by a $37.3 million decrease in acquisitions of ownership interests in companies and a $3.4 million decrease in advances and loans to companies.
Cash proceeds from the sales of and distributions from companies were $16.6 million for the year ended December 31, 2017 which related primarily to:

•
In March 2017, we sold our interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. We received $15.5 million in cash and a three-year, $10.5 million note for the balance due. In February 2018, Nexxt,Inc. repaid the $10.5 million note in full.

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

Net Cash Provided by (Used In) Financing Activities
Year ended December 31, 2017 versus year ended December 31, 2016. Net cash provided by (used in) financing activities increased by $35.5 million for the year ended December 31, 2017 compared to the prior year. The increase was primarily related to $44.3 million of net proceeds from borrowings under the Credit Facility and a decrease of $5.4 million in repurchases of our common stock, which were partially offset by $14.5 million paid to repurchase and retire $14.0 million face value of the 2018 Debentures, including transaction fees.
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

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2017, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2018	2019 and 2020	2021 and 2022	After 2022
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures (a)	$41.0	$41.0	$—	$—	$—
Credit facility	50.0	—	50.0	—	—
Interest payments on debt	14.4	6.4	8.0	—	—
Operating leases (b)	5.0	0.6	1.2	1.2	2.0
Potential clawback liabilities (c)	0.3	—	0.3	—	—
Other long-term obligations (d)	2.6	0.8	1.6	0.2	—
Total Contractual Cash Obligations	$113.3	$48.8	$61.1	$1.4	$2.0

	Amount of Commitment Expiration by Period
	Total	2018	2019 and 2020	2021 and 2022	After 2022
	(In millions)
Other Commitments:
Letters of credit (e)	$6.3	$—	$6.3	$—	$—

(a)	We have outstanding $41.0 million of our 5.25% convertible senior debentures due May 15, 2018.

(b)	In 2015, we entered into an agreement for the lease of our principal executive offices which expires in April 2026.

(c)
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2017.

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

In January 2018, we announced a change in strategy and we implemented an initiative to generate annual cost savings of between $5 million and $6 million. We will incur approximately $1.3 million of severance payments to terminated employees that will be paid over approximately twelve months. We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under severance agreements for employees who were not terminated in January 2018 in connection with the change in strategy was approximately $2.9 million at December 31, 2017.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Convertible Senior Debentures
At December 31, 2017, we had $41.0 million outstanding of our 5.25% convertible senior debentures due May 15, 2018.

Liabilities	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at December 31, 2017
2018 Debentures due by year (in millions)	$41.0	$—	$—	$—	$—	$—	$41.0	$41.6
Fixed interest rate	5.25%						5.25%

Credit Facility
At December 31, 2017, we had $50.0 million outstanding on a $75.0 million secured, revolving Credit Facility with HPS Investment Partners, LLC. The Credit Facility bears interest at a rate of either: (A) LIBOR plus 8.5% (subject to a LIBOR floor of 1%), payable on the last day of the one, two or three month interest period applicable to the LIBOR rate advance, or (B) 7.5% plus the greater of: 2%; the Federal Funds Rate plus 0.5%; LIBOR plus 1%; or the U.S. Prime Rate, payable monthly in arrears. The Credit Facility is scheduled to mature on May 11, 2020.

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Safeguard Scientifics, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Safeguard Scientifics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 7, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Safeguard Scientifics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, based upon its projections, the Company will not be able to maintain compliance with certain of its debt covenants over the next twelve months. If the lender were to accelerate the maturity of the debt as a result of such non-compliance, the Company would not have sufficient liquidity to repay the entire balance of its outstanding debt. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
Philadelphia, Pennsylvania
March 7, 2018

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$20,751	$22,058
Marketable securities	4,452	8,384
Trading securities	3,761	—
Prepaid expenses and other current assets	4,644	2,109
Total current assets	33,608	32,551
Property and equipment, net	1,513	1,873
Ownership interests in and advances to partner companies	134,691	183,470
Long-term marketable securities	—	7,302
Long-term restricted cash equivalents	6,336	6,336
Other assets	316	296
Total Assets	$176,464	$231,828
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$155	$140
Accrued compensation and benefits	3,321	3,498
Accrued expenses and other current liabilities	1,851	2,223
Convertible senior debentures - current	40,485	—
Total current liabilities	45,812	5,861
Other long-term liabilities	3,535	3,630
Credit facility	45,321	—
Convertible senior debentures - non-current	—	52,560
Total Liabilities	94,668	62,051
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2017 and 2016, respectively	2,157	2,157
Additional paid-in capital	812,536	816,016
Treasury stock, at cost; 999 and 1,209 shares at December 31, 2017 and 2016, respectively	(17,308)	(21,061)
Accumulated deficit	(715,476)	(626,904)
Accumulated other comprehensive loss	(113)	(431)
Total Equity	81,796	169,777
Total Liabilities and Equity	$176,464	$231,828
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
General and administrative expense	$17,131	$18,692	$17,554
Operating loss	(17,131)	(18,692)	(17,554)
Other income (loss), net	(339)	(1,682)	217
Interest income	3,876	2,075	1,935
Interest expense	(8,620)	(4,634)	(4,523)
Equity income (loss)	(66,358)	671	(39,599)
Net loss before income taxes	(88,572)	(22,262)	(59,524)
Income tax benefit (expense)	—	—	—
Net loss	$(88,572)	$(22,262)	$(59,524)
Net loss per share:
Basic	$(4.34)	$(1.09)	$(2.85)
Diluted	$(4.34)	$(1.09)	$(2.85)
Weighted average shares used in computing net loss per share:
Basic	20,430	20,343	20,874
Diluted	20,430	20,343	20,874
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(88,572)	$(22,262)	$(59,524)
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments	318	(185)	(246)
Total comprehensive loss	$(88,254)	$(22,447)	$(59,770)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2014	$257,827	$(544,746)	$—	21,573	$2,157	$819,757	921	$(19,341)
Net loss	(59,524)	(59,524)	—	—	—	—	—	—
Stock options exercised, net	676	—	—	—	—	(1,051)	(83)	1,727
Issuance of restricted stock, net	158	—	—	—	—	(2,883)	(149)	3,041
Stock-based compensation expense	1,611	—	—	—	—	1,611	—	—
Repurchase of common stock	(4,997)	—	—	—	—	—	304	(4,997)
Other comprehensive loss	(246)	—	(246)	—	—	—	—	—
Balance — December 31, 2015	195,505	(604,270)	(246)	21,573	2,157	817,434	993	(19,570)
Net loss	(22,262)	(22,262)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	(318)	—	—	—	—	(1,117)	(46)	799
Issuance of restricted stock, net of tax withholdings	32	—	—	—	—	(3,067)	(162)	3,099
Stock-based compensation expense	2,394	—	—	—	—	2,394	—	—
Repurchase of common stock	(5,389)	—	—	—	—	—	424	(5,389)
Cumulative effect adjustment (1)	—	(372)				372
Other comprehensive loss	(185)	—	(185)	—	—	—	—	—
Balance — December 31, 2016	169,777	(626,904)	(431)	21,573	2,157	816,016	1,209	(21,061)
Net loss	(88,572)	(88,572)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	(1)	—	—	—	—	(97)	(6)	96
Issuance of restricted stock, net of tax withholdings	(38)	—	—	—	—	(3,695)	(204)	3,657
Stock-based compensation expense	1,138	—	—	—	—	1,138	—	—
Repurchase of convertible senior debentures	(826)	—	—	—	—	(826)	—	—
Other comprehensive income (loss)	318	—	318	—	—	—	—	—
Balance — December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)

(1) Cumulative effect adjustment reflects adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(88,572)	$(22,262)	$(59,524)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	322	328	190
Amortization of debt discount	2,542	1,604	1,472
Equity (income) loss	66,358	(671)	39,599
Other (income) loss, net	339	1,682	(217)
Stock-based compensation expense	1,138	2,394	1,611
Changes in assets and liabilities:
Accounts receivable, net	(3,560)	(1,521)	(923)
Accounts payable, accrued expenses, and other	628	(215)	43
Net cash used in operating activities	(20,805)	(18,661)	(17,749)
Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies	(15,101)	(52,431)	(70,186)
Proceeds from sales of and distributions from companies	16,604	73,965	25,058
Advances and loans to companies	(22,867)	(27,967)	(15,208)
Repayment of advances and loans to companies	—	1,741	1,318
Increase in marketable securities	—	(21,194)	(29,755)
Decrease in marketable securities	11,237	46,315	33,640
Capital expenditures	—	(432)	(1,856)
Other, net	—	64	—
Net cash provided by (used in) investing activities	(10,127)	20,061	(56,989)
Cash Flows from Financing Activities:
Proceeds from credit facility	50,000	—	—
Issuance costs of credit facility	(5,696)	—	—
Repurchase of convertible senior debentures	(14,455)	—	—
Tax withholdings related to equity-based awards	(223)	(460)	—
Issuance of Company common stock, net	(1)	5	676
Repurchase of Company common stock	—	(5,389)	(4,997)
Net cash provided by (used in) financing activities	29,625	(5,844)	(4,321)
Net change in cash, cash equivalents and restricted cash equivalents	(1,307)	(4,444)	(79,059)
Cash, cash equivalents and restricted cash equivalents at beginning of period	28,394	32,838	111,897
Cash, cash equivalents and restricted cash equivalents at end of period	$27,087	$28,394	$32,838
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General
Liquidity And Capital Resources
As of December 31, 2017, Safeguard ("the Company") had $20.7 million of cash and cash equivalents and $4.5 million of marketable securities for a total of $25.2 million. As of December 31, 2017, the Company had $41.0 million of principal outstanding on our 2018 Debentures, which the Company anticipates repaying or refinancing by the maturity date of May 15, 2018, and $50.0 million of principal outstanding on its Credit Facility due in May 2020. The Company currently has $25.0 million of availability under the Credit Facility.
In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs. In connection with our change in strategy, in January 2018, we implemented an initiative to generate annual cost savings of between $5 million and $6 million, which reflect changes in our personnel and operating cost requirements under the new strategy. We will recognize a charge of approximately $1.3 million in the first quarter of 2018 for severance payments to terminated employees that will be paid over approximately twelve months.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of December 31, 2017, the Company had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash, of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to its capital deployments to its partner companies. As of the date these consolidated financial statements were issued, the Company was in compliance with all of these covenants.
The Company funds its operations with cash and marketable securities on hand as well as proceeds from the sales of its interests in its partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like the Company's partner companies, the Company's ability to generate specific amounts of liquidity from sales of its partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which the Company utilizes for projecting future compliance with covenants related to its Credit Facility include significantly discounted probability-weighted proceeds from the sales of its interests in its partner companies. Based on these forecasts, it is probable that the Company will not be able to remain in compliance with certain of its debt covenants over the next twelve months. Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender chose not to provide a waiver and were to accelerate the maturity of the indebtedness, the Company would not have sufficient liquidity to repay the entire balance of its outstanding borrowings and other obligations under the Credit Facility. The uncertainty associated with the Company’s ability to repay its outstanding debt obligations in such a scenario raises substantial doubt about its ability to continue as a going concern for one year after the issuance date of the financial statements.
In order for the Company to maintain compliance with these covenants, the Company's plan includes selling certain of its partner company interests in the ordinary course of its business, limiting capital deployments to existing partner companies, and refinancing all or a portion of its 2018 Debentures that mature on May 15, 2018. Should the Company not be in compliance with any of its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Safeguard and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany accounts and transactions are eliminated in consolidation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Consolidation Method. The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net income (loss) attributable to non-controlling interest in the Statements of Operations. Net income (loss) attributable to non-controlling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2017, the Company did not hold a controlling interest in any of its partner companies.
Fair Value Method. Unrealized gains and losses on the mark-to-market of the Company's holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations. As of December 31, 2017, the Company did not account for any of its partner companies under the fair value method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2017, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.
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
Restricted Cash Equivalents
Restricted cash equivalents consist of certificates of deposit with various maturity dates. Amounts included in restricted cash equivalents represent those required to be set aside by a contractual agreement with a bank as collateral for a letter of credit. The restriction on the cash will lapse when the related letter of credit is terminated or expires on March 19, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$20,751	$22,058
Long-term restricted cash equivalents	6,336	6,336
Total cash, cash equivalents and restricted cash equivalents	$27,087	$28,394
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance is effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard will supersede most existing revenue guidance, it could impact revenue and cost recognition for partner companies. Any change in revenue or cost recognition for partner companies could affect the Company's recognition of its share of the results of its equity method partner companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year partner companies will adopt the new revenue standard for the year ending December 31, 2019.  The impact of adoption of the new revenue standard will be reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. The amendments in ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The amendments in ASU 2016-01 will become effective for the Company on January 1, 2018. The adoption of this guidance is not expected to have a material impact upon the Company's financial condition or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 will become effective for the Company on January 1, 2019. The Company anticipates making the accounting policy election not to recognize lease assets and lease liabilities for leases with a term of 12 months or less. As of December 31, 2017, the Company's only material long-term lease was for its corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.
2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	December 31, 2017	December 31, 2016
	(In thousands)
Equity Method:
Partner companies	$107,646	$154,219
Private equity funds	443	447
	108,089	154,666
Cost Method:
Partner companies	2,762	2,112
Private equity funds	1,334	1,550
	4,096	3,662
Advances to partner companies	22,506	25,142
	$134,691	$183,470
In August 2017, Good Start Genetics, Inc. was acquired by Invitae Corporation ("Invitae"). The Company received 414,237 shares of Invitae common stock in connection with the transaction, excluding 124,092 shares of Invitae common stock which will be held in escrow until August 2018. The Company recognized a net gain of $3.8 million on the transaction for the year ended December 31, 2017. The Invitae shares are classified as Trading securities and recorded at fair value on the Consolidated Balance Sheet at December 31, 2017. In February 2018, the Company sold 414,237 shares of Invitae common stock on the open market for proceeds of $2.6 million after transaction fees.
In March 2017, the Company sold its interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. The Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrues interest at a rate of 9.5% per annum. The receipt of the $15.5 million in cash resulted in a gain of $0.1 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2017. The $10.5 million note was fully reserved and has a carrying value of zero as of December 31, 2017. In February 2018, Nexxt,Inc. repaid the $10.5 million note in full. A gain will be recorded in the first quarter of 2018.
The Company recognized an impairment charge of $7.0 million related to Full Measure, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2017. The impairment was based

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on the Company’s decision not to continue to provide additional capital in the absence of significant additional capital raised from new investors. The adjusted carrying value of the Company's interest in Full Measure was $0.0 million at December 31, 2017.
The Company recognized an impairment charge of $3.6 million related to Spongecell, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2017. The adjusted carrying value of the Company's interest in Spongecell was $6.0 million at December 31, 2017. Subsequent to year end, Spongecell merged into Flashtalking, a privately-held company, and the Company received shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing.
The Company recognized impairment charges totaling $5.2 million related to Pneuron, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2017. Pneuron has ceased business operations and the adjusted carrying value of the Company's interest in Pneuron is $0.0 million at December 31, 2017.
In April 2016, Putney, Inc. was acquired by Dechra Pharmaceuticals Plc. The Company received $58.6 million in initial cash proceeds and $0.6 million from escrow during 2017. The Company recognized gains of $55.6 million and $0.6 million on the transaction, which were included in Equity income (loss) in the Consolidated Statements of Operations for the years ended December 31, 2016 and 2017, respectively.
The Company recognized an impairment charge of $3.6 million related to Aventura, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016. The adjusted carrying value of the Company's interest in Aventura was $0.0 million at December 31, 2017.
The Company recognized a $0.4 million gain and a $2.4 million loss on impairment related to its Penn Mezzanine debt and equity participations which is reflected in Other income (loss), net in the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively. The carrying value of our remaining participating interests in debt and equity securities associated with Penn Mezzanine was $0.0 million and $0.2 million as of December 31, 2017 and 2016, respectively.
The Company recognized a impairment charges of $1.7 million and $3.6 million related to AppFirst, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively. Appfirst's assets were sold in 2016.
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
In July 2015, Quantia, Inc. was acquired by Physicians Interactive. The Company received $7.8 million in initial cash proceeds in connection with the transaction. In July 2016, the Company received an additional $0.6 million which was released from escrow resulting in a gain of $0.6 million which is included in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2016. The Company also recognized an impairment charge of $2.9 million related to Quantia in 2015 which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was based on the difference between the Company's carrying value in Quantia and the initial net proceeds received in July 2015.
In July 2015, the Company received $1.7 million in connection with the expiration of the escrow period related to the January 2014 sale of Alverix, Inc. to Becton, Dickinson and Company, resulting in a gain of $1.7 million which is included in Equity income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July and March 2015, the Company received an aggregate $2.9 million in connection with the expiration of the escrow period related to the February 2014 sale of Crescendo Bioscience, Inc. to Myriad Genetics, Inc., resulting in a gain of $2.9 million which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015.
The Company recognized an impairment charge of $3.2 million related to InfoBionic, Inc. in 2015 which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was due to discontinuation of InfoBionic's first-generation product. The amount of the impairment was determined based on the value at which InfoBionic raised additional equity financing in July 2015 from the Company and other existing capital providers.
The Company recognized an impairment charge of $2.3 million related to Dabo Health, Inc. in 2015 which is reflected in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2015. The impairment was based on the decision of the Company and other shareholders not to continue to fund Dabo Health's operations.
Summarized Financial Information for Partner Companies
The Company categorizes its partner companies into four stages based upon revenue generation—Development Stage, Initial Revenue Stage, Expansion Stage and, High Traction Stage. The Development Stage is made up of those companies that are pre-revenue businesses. The Company currently has no partner companies in the Development Stage. The Initial Revenue Stage is made up of businesses that have revenues of $5 million or less. The Expansion Stage is made up of companies that have revenue in the range of $5 million to $20 million. The High Traction Stage is made up of companies that have revenue in excess of $20 million per year. See Note 14 to the Consolidated Financial Statements for a listing of partner companies in which the Company held an ownership interest as of December 31, 2017 and their respective revenue stages.
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
High Traction Stage

	As of December 31,
	2017	2016
	(In thousands)
Balance Sheets:
Current assets	$251,986	$229,756
Non-current assets	111,329	106,555
Total assets	$363,315	$336,311
Current liabilities	$296,349	$215,622
Non-current liabilities	70,042	110,315
Shareholders’ equity	(3,076)	10,374
Total liabilities and shareholders’ equity	$363,315	$336,311
Number of partner companies	3	5

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Results of Operations:
Revenue	$251,936	$278,129	$301,132
Gross profit	$183,139	$200,811	$208,883
Net loss	$(27,030)	$(41,586)	$(46,558)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expansion Stage

	As of December 31,
	2017	2016
	(In thousands)
Balance Sheets:
Current assets	$75,441	$88,287
Non-current assets	20,833	18,874
Total assets	$96,274	$107,161
Current liabilities	$75,610	$48,522
Non-current liabilities	33,180	18,048
Shareholders’ equity	(12,516)	40,591
Total liabilities and shareholders’ equity	$96,274	$107,161
Number of partner companies	11	11

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Results of Operations:
Revenue	$99,882	$72,258	$58,093
Gross profit	$51,075	$36,691	$33,473
Net loss	$(81,879)	$(75,037)	$(44,605)
Initial Revenue Stage

	As of December 31,
	2017	2016
	(In thousands)
Balance Sheets:
Current assets	$54,383	$51,615
Non-current assets	2,545	3,797
Total assets	$56,928	$55,412
Current liabilities	$36,479	$21,569
Non-current liabilities	17,450	30,188
Shareholders’ equity	2,999	3,655
Total liabilities and shareholders’ equity	$56,928	$55,412
Number of partner companies	11	13

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Results of Operations:
Revenue	$26,262	$20,415	$9,980
Gross profit	$17,084	$14,969	$7,689
Net loss	$(78,212)	$(70,107)	$(47,221)
As of December 31, 2017, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $77.5 million. Of this excess, $60.9 million was allocated to goodwill and $16.6 million was allocated to intangible assets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Acquisitions of Ownership Interests in Partner Companies
2017 Transactions
The Company deployed $1.0 million into Prognos. The Company had previously deployed an aggregate of $11.6 million in Prognos. Prognos is a healthcare AI company that’s striving to improve health by tracking and predicting disease earlier in partnership with Life Sciences brands, payers, and clinical diagnostics organizations. The Company accounts for its interest in Prognos under the equity method.
The Company deployed $2.3 million into Syapse, Inc. The Company had previously deployed an aggregate of $13.3 million in Syapse. Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s software platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. The Company accounts for its interest in Syapse under the equity method.
The Company funded an aggregate of $0.6 million of convertible bridge loans to Spongecell, Inc. The Company had previously deployed an aggregate of $18.0 million in Spongecell. Subsequent to year end, Spongecell merged into Flashtalking. The Company accounted for its interest in Spongecell under the equity method.
The Company funded an aggregate of $5.3 million of convertible bridge loans to InfoBionic, Inc. The Company had previously deployed an aggregate of $14.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
The Company funded an aggregate of $3.8 million of convertible bridge loans to Sonobi, Inc. The Company had previously deployed $5.4 million in Sonobi. Sonobi is an advertising technology developer that creates data-driven tools and solutions to meet the evolving needs of demand- and sell-side organizations within the digital media marketplace. The Company accounts for its interest in Sonobi under the equity method.
The Company funded an aggregate of $2.0 million of convertible bridge loans to NovaSom, Inc. The Company had previously deployed an aggregate of $22.1 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
The Company funded an aggregate of $2.0 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $11.0 million in Cask Data. Cask Data makes building and running big data solutions on-premises or in the cloud easy with Cask Data Application Platform. The Company accounts for its interest in Cask Data under the equity method.
The Company deployed an aggregate of $4.5 million into CloudMine, Inc. The Company had previously deployed an aggregate of $5.5 million in CloudMine. CloudMine is a leading HIPAA-compliance Enterprise Health Cloud platform. CloudMine empowers healthcare organizations to rapidly and confidently develop connected digital health experiences by reducing complexity, enabling data mobility, and ensuring compliance. The Company accounts for its interest in CloudMine under the equity method.
The Company deployed an aggregate of $3.1 million into Full Measure Education, Inc. The Company had previously deployed an aggregate of $8.6 million in Full Measure. Full Measure designs next-generation, mobile-first technologies for colleges throughout the United States. The Company accounted for its interest in Full Measure under the equity method.
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
The Company funded $0.3 million of a convertible bridge loan to Aventura, Inc. to fund wind-down activities. The Company had previously deployed an aggregate of $6.2 million in Aventura. The adjusted carrying value of the Company's interest in Aventura was $0.0 million at December 31, 2017. The Company accounted for its interest in Aventura under the equity method.
2016 Transactions
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
The Company funded an aggregate of $5.2 million of convertible bridge loans to Good Start Genetics, Inc. The Company had previously deployed an aggregate of $12.0 million in Good Start Genetics. The Company accounted for its interest in Good Start Genetics under the equity method.
The Company deployed an aggregate of $5.4 million into WebLinc, Inc. The Company had previously deployed an aggregate of $6.6 million in WebLinc. WebLinc is a commerce platform provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
The Company deployed an aggregate of $4.6 million into Full Measure Education, Inc. The Company had previously deployed $4.0 million in Full Measure. Full Measure designed next-generation, mobile-first technologies for community colleges throughout the United States. The Company accounted for its interest in Full Measure under the equity method.
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

2015 Transactions
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
The following table provides the carrying value and fair value of certain financial assets of the Company measured at fair value on a recurring basis as of December 31, 2017 and 2016:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Carrying Value	Fair Value Measurement at December 31, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$20,751	$20,751	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Trading securities	3,761	3,761	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$4,452	$4,452	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$22,058	$22,058	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$15,686	$15,686	$—	$—
As of December 31, 2017, $4.5 million of marketable securities had contractual maturities which were less than one year and $0.0 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. Trading securities consist of shares of Invitae Corporation obtained in connection with Invitae's acquisition of Good Start Genetics, Inc. in August 2017. The trading securities are recorded at fair value based on Invitae's closing stock price at December 31, 2017. Subsequent to year end, the Company sold the shares of Invitae common stock on the open market for net proceeds of $2.6 million.
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
The Credit Facility provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; non-compliance with debt covenants; defaults in, or failure to pay, certain other indebtedness; the rendering of judgments to pay certain amounts of money; certain events of bankruptcy or insolvency; and a material adverse change to the business. Generally, if an event of default occurs and is not cured within the time periods specified (if any), the Lender may declare the outstanding amount under the Credit Facility to be immediately due and payable.
At December 31, 2017, the principal amount outstanding under the Credit Facility was $50.0 million, the unamortized discount and debt issuance costs were $4.7 million and the net carrying value of the credit facility was $45.3 million. The

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company is amortizing the excess of the principal amount of the Credit Facility over its carrying value over the three-year term as additional interest expense using the effective interest method and recorded $1.0 million of such expense for the year ended December 31, 2017. The effective interest rate on the Credit Facility is 14.6%.
Convertible Senior Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due on May 15, 2018 (the “2018 Debentures”). In July and June 2017, the Company repurchased on the open market, and retired, an aggregate of $14.0 million face value of the 2018 Debentures at a cost of $14.5 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, the Company recognized a $0.8 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of December 31, 2017 and a $29 thousand loss on extinguishment of the liability which is included in Other loss in the Consolidated Statements of Operations for the year ended December 31, 2017. At December 31, 2017, the Company had $41.0 million of outstanding 2018 Debentures.
Interest on the 2018 Debentures is payable semi-annually on May 15 and November 15. Holders of the 2018 Debentures had the right to convert their notes prior to November 15, 2017 at their option only under the following circumstances:

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
The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2017 was $11.20. Since their issuance in 2012, none of the 2018 Debentures have been converted to shares of common stock.
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
Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2017, the fair value of the $41.0 million outstanding 2018 Debentures was approximately $41.6 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2017, the carrying amount of the equity component was $5.6 million, the principal amount of the liability component was $41.0 million, the unamortized discount and debt issuance costs were $0.5 million, and the net carrying value of the liability component was $40.5 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $1.5 million, $1.6 million and $1.5 million of such expense for the years ended December 31, 2017, 2016 and 2015, respectively. The effective interest rate on the 2018 Debentures is 8.7%. The Company anticipates refinancing all or a portion of the outstanding 2018 Debentures before the maturity date of May 15, 2018.
6. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2016 and 2015, the Company repurchased an aggregate of 0.7 million shares at an aggregate cost of $10.4 million with $14.6 million remaining for repurchase under the existing authorization.
In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs"). The Company intends to submit the Plan for shareholder ratification at its 2018 Annual Meeting of Shareholders. The purpose of the Plan is to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan is intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. Under the Plan, the Company will issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders of record on March 2, 2018. The issuance of the Rights will not be taxable to Safeguard or its shareholders and will not affect Safeguard's reported earnings per share. The Rights will trade with Safeguard's common shares and will expire no later than February 19, 2021. The Rights and the Plan may also expire on an earlier date upon the occurrence of other events, including a determination by the Company's Board that the Plan is no longer necessary or desirable for the preservation of the Company's tax attributes or that no tax attributes may be carried forward (with such expiration occurring as of the beginning of the applicable taxable year). There can be no assurance that the Plan will prevent the Company from experiencing an ownership change.

7. Stock-Based Compensation
Equity Compensation Plans
The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2017 and 2016, the Company issued zero and 46 thousand stock-based awards, respectively, outside of existing plans as inducement awards in accordance with New York Stock Exchange rules. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2017, the Company had reserved 3.4 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan, and other previously expired equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
General and administrative expense	$1,138	$2,394	$1,611
	$1,138	$2,394	$1,611

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2017, the Company had outstanding options that vest based on two different types of vesting schedules:
1) performance-based; and
2) service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. No performance-based options were issued during the years ended December 31, 2017, 2016 or 2015. During the years ended December 31, 2017, 2016 and 2015, 1 thousand, 4 thousand and 0 performance-based options vested. During the years ended December 31, 2017, 2016 and 2015, respectively, 8 thousand, 106 thousand and 9 thousand performance-based options were canceled or forfeited. The Company recorded a reduction of compensation expense related to performance-based options of $0.2 million for the year ended December 31, 2017. During the years ending December 31, 2016 and 2015, the Company recorded compensation expense related to performance-based options of $0.2 million and $0.0 million, respectively. The maximum number of unvested options at December 31, 2017 attainable under these grants was 335 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2017, 2016 and 2015, respectively, the Company issued 8 thousand, 27 thousand and 31 thousand service-based options to employees. During the years ended December 31, 2017, 2016 and 2015, respectively, 80 thousand, 22 thousand and 8 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these options of $0.1 million, $0.2 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Market-based awards entitled participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. During the years ended December 31, 2017, 2016 and 2015, the Company did not issue any market-based awards to employees. No market-based options vested during the years ended December 31, 2017, 2016 or 2015. During the years ended December 31, 2017, 2016 and 2015, respectively, 0, 136 thousand and 91 thousand market-based options were canceled or forfeited. The Company did not record compensation expense related to market-based options during the years ended December 31, 2017, 2016 and 2015. There is no further expense to be recognized related to market-based options and there are no further unvested options attainable under these grants at December 31, 2017.
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

	Year Ended December 31,
	2017	2016	2015
Service-Based Options
Dividend yield	0%	0%	0%
Expected volatility	22%	25%	26%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	2.1%	1.5%	1.5%
The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2017, 2016 and 2015 was $2.36, $3.29 and $4.25 per share, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2014	1,316	$12.81
Options granted	31	17.26
Options exercised	(155)	13.12
Options canceled/forfeited	(107)	13.06
Outstanding at December 31, 2015	1,085	12.86
Options granted	27	13.03
Options exercised	(170)	7.56
Options canceled/forfeited	(264)	11.06
Outstanding at December 31, 2016	678	14.90
Options granted	8	11.33
Options exercised	(29)	10.16
Options canceled/forfeited	(88)	17.20
Outstanding at December 31, 2017	569	14.74	3.71	$80
Options exercisable at December 31, 2017	198	15.67	2.65	—
Shares available for future grant	1,884
The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.9 million and $0.9 million, respectively.
At December 31, 2017, total unrecognized compensation cost related to non-vested service-based options was $0.1 million. That cost is expected to be recognized over a weighted-average period of 2.1 years. At December 31, 2017, total unrecognized compensation cost related to non-vested performance-based options was $0.1 million. That cost is expected to be recognized over a weighted-average period of 1.9 years but would be accelerated if performance targets are achieved earlier than estimated.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. The Company did not issue any performance-based units during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, respectively, the Company issued 226 thousand and 153 thousand performance-based stock units to employees. During the years ended December 31, 2017, 2016 and 2015, respectively, 1 thousand, 1 thousand and 7 thousand performance-based stock units vested. During the years ended December 31, 2017, 2016 and 2015, respectively, 6 thousand, 49 thousand and 5 thousand performance-based stock units were canceled or forfeited. Under the terms of the 2016 and 2015 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At December 31, 2017, the liability associated with such potential cash payments was $0.0 million.
During the years ended December 31, 2017, 2016 and 2015, respectively, the Company issued 163 thousand, 130 thousand and 81 thousand restricted shares to employees. Restricted shares generally vest over a period of approximately four years. During the years ended December 31, 2017, 2016 an 2015, respectively, 3 thousand, 12 thousand and 2 thousand restricted shares were canceled or forfeited.
During the years ended December 31, 2017, 2016, and 2015, respectively, the Company issued 54 thousand, 47 thousand and 44 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2017, 2016 and 2015, the Company granted 22 thousand, 10 thousand and 9 thousand shares, respectively, to members of its advisory board. The advisory board was disbanded in February 2018. The Company recorded compensation expense of $0.3 million, $0.1 million and $0.1 million in each year related to these awards.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $1.3 million $1.9 million, $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2017 was $5.1 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $1.2 million and $1.1 million, respectively.
Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2015	670	$16.16
Granted	413	13.27
Vested	(89)	16.46
Forfeited	(61)	17.08
Unvested at December 31, 2016	933	14.79
Granted	217	11.43
Vested	(135)	13.75
Forfeited	(10)	14.38
Unvested at December 31, 2017	1,005	14.21
8. Other Income (Loss), Net

Year ended December 31, 2017:
Loss on mark-to-market of holdings in trading securities	$(493)
Loss on impairment of legacy private equity fund	(216)
Gain on legacy Penn Mezzanine debt and equity participations	399
Loss on partial extinguishment of 2018 Debentures	(29)
$(339)

Year ended December 31, 2016:
Loss on impairment of Penn Mezzanine debt and equity participations	$(2,360)
Gain on sale of Bridgevine	424
Other	254
$(1,682)

Year ended December 31, 2015:
Gain on proceeds received from escrow related to sale of Crescendo	$2,914
Loss on impairment of Dabo Health	(2,356)
Loss on impairment of legacy private equity fund	(398)
Other	57
$217

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2017, 2016 and 2015.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Statutory tax (benefit) expense	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
Stock-based compensation	—	0.2	0.1
Nondeductible expenses	0.2	0.4	0.2
Tax Cuts and Jobs Act impact	93.2	—	—
Valuation allowance	(58.4)	34.4	34.7
	0.0%	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$69,751	$95,134
Tax loss and credit carryforwards	58,138	82,775
Accrued expenses	766	1,183
Stock-based compensation	814	1,763
Other	967	1,310
	130,436	182,165
Valuation allowance	(130,436)	(182,165)
Net deferred tax asset	$—	$—
As of December 31, 2017, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $254.3 million. These carryforwards expire as follows:

Total
(In thousands)
2018	$—
2019	—
2020	—
2021	3,728
2022 and thereafter	250,572
$254,300
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017. The most significant impact on the Company's consolidated financial statements is a reduction of approximately $82.5 million in deferred tax assets which is offset by changes to the Company’s valuation allowance.
In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2017, 2016 and 2015.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2014 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2017 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.
10. Net Loss Per Share
The calculations of net loss per share were:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Basic:
Net loss	$(88,572)	$(22,262)	$(59,524)
Weighted average common shares outstanding	20,430	20,343	20,874
Net loss per share	$(4.34)	$(1.09)	$(2.85)
Diluted:
Net loss	$(88,572)	$(22,262)	$(59,524)
Weighted average common shares outstanding	20,430	20,343	20,874
Net loss per share	$(4.34)	$(1.09)	$(2.85)
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
Diluted loss per share for the years ended December 31, 2017, 2016 and 2015 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At December 31, 2017, 2016 and 2015, options to purchase 0.6 million, 0.7 million and 1.1 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 per share, $9.83 to $19.95 per share and $7.14 to $19.95 per share per share, respectively, were excluded from the calculation.

•
At December 31, 2017, 2016 and 2015 unvested restricted stock, performance-based stock units and DSUs convertible into 1.0 million, 0.9 million and 0.7 million shares of stock, respectively, were excluded from the calculations.

•
For the years ended December 31, 2017, 2016, and 2015, 2.3 million, 3.0 million and 3.0 million shares of common stock, respectively, representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.

11. Related Party Transactions

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Through December 31, 2017, the Company recognized impairment charges against the loan of $15.7 million. Since 2001 and through December 31, 2017, the Company has received a total of $17.1 million in payments on the loan. The carrying value of the loan at December 31, 2017 was zero. The Company received payments of $0.1 million on this loan agreement in the year ended December 31, 2016 and did not receive any payments on this loan agreement in the years ended December 31, 2017 or 2015.
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
The Company leases its corporate headquarters under a lease expiring in 2026 and office equipment under leases expiring at various dates to 2020. Total rental expense under operating leases was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Total
(In thousands)
2018	$593
2019	605
2020	603
2021	598
2022 and thereafter	2,648
$5,047
The Company had outstanding guarantees of $3.8 million at December 31, 2017 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. The Company was notified by the fund's manager that the fund is being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2017.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.8 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2017.
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
In January 2018, the Company announced a change in strategy and implemented an initiative to generate annual cost savings of between $5 million and $6 million. The Company will incur approximately $1.3 million of severance payments to terminated employees that will be paid over approximately twelve months. The Company has agreements with certain

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under severance agreements for employees who were not terminated in January 2018 in connection with the change in strategy was approximately $2.9 million at December 31, 2017.
In June 2011, the Company's former partner company, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the Investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in connection with the above matters, the Company and other former equity holders in ABH entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.
13. Supplemental Cash Flow Information
During the years ended December 31, 2017 and 2016, the Company converted $10.8 million and $3.9 million, respectively, of advances to partner companies into ownership interests in partner companies. Cash paid for interest for the years ended December 31, 2017, 2016 and 2015 was $5.0 million, $2.9 million and $2.9 million, respectively. Cash paid for taxes in each of the years ended December 31, 2017, 2016 and 2015 was $0.0 million.
14. Segment Reporting
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the Company held interests in 25 non-consolidated partner companies. The Company’s active partner companies as of December 31, 2017 were as follows for the years ended December 31, 2017, 2016 and 2015:

		Safeguard Primary Ownership as of December 31,
Partner Company	Revenue Stage	2017	2016	2015	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	High Traction	40.1%	40.1%	40.1%	Equity
Aktana, Inc.	Expansion	24.5%	31.2%	NA	Equity
Apprenda, Inc.	Expansion	29.3%	29.4%	29.5%	Equity
Brickwork	Initial Revenue	20.3%	20.3%	NA	Equity
Cask Data, Inc.	Initial Revenue	31.2%	31.3%	34.2%	Equity
CloudMine, Inc.	Initial Revenue	47.3%	30.1%	30.1%	Equity
Clutch Holdings, Inc.	Expansion	42.7%	42.8%	39.3%	Equity
Hoopla Software, Inc.	Initial Revenue	25.5%	25.5%	25.6%	Equity
InfoBionic, Inc.	Initial Revenue	39.5%	39.7%	38.5%	Equity
Lumesis, Inc.	Expansion	43.8%	44.1%	44.7%	Equity
MediaMath, Inc.	High Traction	20.5%	20.5%	20.6%	Equity
meQuilibrium	Initial Revenue	36.2%	31.5%	31.5%	Equity
Moxe Health Corporation	Initial Revenue	32.4%	32.4%	NA	Equity
NovaSom, Inc.	High Traction	31.7%	31.7%	31.7%	Equity
Prognos (formerly Medivo)	Expansion	28.7%	35.2%	34.5%	Equity
Propeller Health, Inc.	Initial Revenue	24.0%	24.0%	24.6%	Equity
QuanticMind, Inc.	Expansion	24.7%	23.2%	23.6%	Equity
Sonobi, Inc.	Expansion	21.6%	21.6%	22.6%	Equity
Spongecell, Inc. *	Expansion	23.0%	23.0%	23.0%	Equity
Syapse, Inc.	Expansion	20.1%	26.2%	24.4%	Equity
T-REX Group, Inc.	Initial Revenue	21.1%	23.6%	NA	Equity
Transactis, Inc.	Expansion	23.8%	24.2%	24.5%	Equity
Trice Medical, Inc.	Initial Revenue	24.8%	27.6%	27.7%	Equity
WebLinc, Inc.	Expansion	38.0%	38.0%	29.2%	Equity
Zipnosis, Inc	Initial Revenue	25.4%	25.4%	26.3%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.
As of December 31, 2017 and 2016, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017:
General and administrative expense	$4,947	$4,486	$3,758	$3,940
Operating loss	(4,947)	(4,486)	(3,758)	(3,940)
Other income (loss), net	249	(89)	(379)	(120)
Interest income	801	1,087	1,004	984
Interest expense	(1,198)	(2,112)	(2,643)	(2,667)
Equity income (loss)	(17,002)	(23,497)	(12,874)	(12,985)
Net loss before income taxes	(22,097)	(29,097)	(18,650)	(18,728)
Income tax benefit (expense)	—	—	—	—
Net loss	$(22,097)	$(29,097)	$(18,650)	$(18,728)
Net loss per share (a)
Basic	$(1.08)	$(1.43)	$(0.91)	$(0.91)
Diluted	$(1.08)	$(1.43)	$(0.91)	$(0.91)
2016:
General and administrative expense	$5,228	$4,849	$4,687	$3,928
Operating loss	(5,228)	(4,849)	(4,687)	(3,928)
Other income (loss), net	—	659	(2,405)	64
Interest income	420	527	513	615
Interest expense	(1,149)	(1,155)	(1,161)	(1,169)
Equity income (loss)	(9,495)	43,794	(16,345)	(17,283)
Net income (loss) before income taxes	(15,452)	38,976	(24,085)	(21,701)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(15,452)	$38,976	$(24,085)	$(21,701)
Net income (loss) per share (a)
Basic	$(0.76)	$1.92	$(1.18)	$(1.07)
Diluted	$(0.76)	$1.70	$(1.18)	$(1.07)

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

16. Subsequent Events
In January 2018, Spongecell, Inc. merged into Flashtalking, a privately-held company. The Company received Flashtalking ordinary shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing. The Company’s final number of Flashtalking shares will be subject to customary indemnification and working capital provisions and agreements.
During 2017, the Company sold its interest in Nexxt, Inc. (formerly known as Beyond.com) for $26.0 million. The Company received an initial $15.5 million for its equity interest and a three-year, $10.5 million term loan. As of December 31, 2017, the note was fully reserved. Subsequent to year-end, Nexxt repaid the term loan in full. The Company will recognize a gain in the first quarter of 2018 on this transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 are functioning effectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2017, 129,902 shares were subject to outstanding options and performance stock units ("PSUs"), no shares were available for future issuance, and 583,772 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that remained outstanding at December 31, 2017, continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.

During 2011, 2013 and 2016, the Compensation Committee granted “employee inducement” awards to four then newly hired executives. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules. The employee inducement awards consisted of: (i) options that were outstanding at January 1, 2017 to purchase up to an aggregate of 92,230 shares of Safeguard common stock and (ii) 23,083 shares of restricted stock and 23,083 performance stock units that were granted as inducement awards during 2016. All of the “employee inducement” awards that were granted as stock options have a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. 38,750 of such stock options were granted with an eight-year term and 53,480 of such stock options were granted with a 10-year term. The 23,083 performance stock units were granted with a 10-year term.

During 2017, there were no shares underlying inducement stock options that were exercised, 6,508 shares of restricted stock underlying certain inducement awards vested and 22,230 of the shares of underlying certain inducement stock options expired.

Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2017, 40,583 shares (which include both stock options and shares of restricted stock) were subject to time-based vesting, with an aggregate of: (i) 2,188 shares vesting on the first anniversary of the grant date and 6,562 shares vesting in 36 equal monthly installments thereafter, and (ii) 2,188 shares vesting on the second anniversary of the grant date and 6,562 shares vesting in 36 equal monthly installments thereafter, and (iii) 5,771 shares vesting on the first anniversary of the fifteenth day of the first month following the quarter in which the employee began his or her employment and 17,312 shares vesting in 12 quarterly installments thereafter. Of the remaining shares underlying the “employee inducement” awards that were outstanding at December 31, 2017, 75,583 vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the market-based vesting or capital-return based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as equity grants previously awarded to other executives under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2017 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2017
.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	1,336,670	$14.8500	1,924,755
Equity compensation plans not approved by security holders (4)	222,985	$14.4440	—
Total	1,559,655	$14.7384	1,924,755

(1)	Includes a total of 900,380 shares underlying PSUs and DSUs awarded for no consideration and 66,821 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 967,201 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Includes awards granted under the 2001 Plan and 93,0833 “employee inducement” awards.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
4.1.1	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
4.1.2	Placeholder for Tax Benefit Plan	Form 8-K 2/20/18	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Compensation Summary — Non-employee Directors	Form 10-Q 4/24/15	10.2
10.7.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.7.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.7.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3
10.8.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2

10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.9.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1
10.10.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.11.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.11.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.11.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.11.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.11.5	Fourth Loan Modification Agreement dated as of December 22, 2014, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/23/14	10.1
10.11.6	Fifth Loan Modification Agreement dated as of December 29, 2015, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/29/15	10.1
10.12	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.13	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.14	Lease Agreement, Effective February 2, 2015, Between Safeguard Scientifics, Inc., a Pennsylvania Corporation, and Radnor Properties-SDC, L.P., a Delaware Limited Partnership	Form 10-Q 4/24/15	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer
Dated: March 7, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEPHEN T. ZARRILLI	President and Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
Stephen T. Zarrilli
JEFFREY B. MCGROARTY	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018
Jeffrey B. McGroarty
JULIE A. DOBSON	Director	March 7, 2018
Julie A. Dobson
STEPHEN FISHER	Director	March 7, 2018
Stephen Fisher
GEORGE MACKENZIE	Director	March 7, 2018
George MacKenzie
MAUREEN MORRISON	Director	March 7, 2018
Maureen Morrison
JOHN J. ROBERTS	Director	March 7, 2018
John J. Roberts
ROBERT J. ROSENTHAL	Chairman of the Board of Directors	March 7, 2018
Robert J. Rosenthal