Form 10-Q
period 2018-03-31
SAFEGUARD SCIENTIFICS INC
filed 2018-04-26
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of April 24, 2018
Common Stock 20,560,746

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$31,294	$20,751
Marketable securities	3,044	4,452
Trading securities	—	3,761
Prepaid expenses and other current assets	2,856	4,644
Total current assets	37,194	33,608
Property and equipment, net	1,435	1,513
Ownership interests in and advances to partner companies	132,277	134,691
Long-term restricted cash equivalents	—	6,336
Other assets	316	316
Total Assets	$171,222	$176,464
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$237	$155
Accrued compensation and benefits	2,355	3,321
Accrued expenses and other current liabilities	2,889	1,851
Convertible senior debentures - current	40,829	40,485
Total current liabilities	46,310	45,812
Other long-term liabilities	3,341	3,535
Credit facility	45,736	45,321
Total Liabilities	95,387	94,668
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2018 and December 31, 2017	2,157	2,157
Additional paid-in capital	812,796	812,536
Treasury stock, at cost; 1,012 and 999 shares at March 31, 2018 and December 31, 2017, respectively	(17,441)	(17,308)
Accumulated deficit	(721,646)	(715,476)
Accumulated other comprehensive loss	(31)	(113)
Total Equity	75,835	81,796
Total Liabilities and Equity	$171,222	$176,464
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2018	2017
General and administrative expense	$5,589	$4,947
Operating loss	(5,589)	(4,947)
Other income (loss)	(1,435)	249
Interest income	798	801
Interest expense	(2,690)	(1,198)
Equity income (loss)	2,746	(17,002)
Net loss before income taxes	(6,170)	(22,097)
Income tax benefit (expense)	—	—
Net loss	$(6,170)	$(22,097)

Net loss per share:
Basic	$(0.30)	$(1.08)
Diluted	$(0.30)	$(1.08)
Weighted average shares used in computing loss per share:
Basic	20,506	20,380
Diluted	20,506	20,380

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three months ended March 31,
	2018	2017
Net loss	$(6,170)	$(22,097)
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments	—	(2)
Reclassification adjustment for sale of equity method investments	82	50
Total comprehensive loss	$(6,088)	$(22,049)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net cash used in operating activities	$(6,774)	$(6,541)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	3,257	15,753
Acquisitions of ownership interests in companies	—	(4,476)
Advances and loans to companies	(4,036)	(6,429)
Repayment of advances and loans to companies	10,500	—
Decrease in marketable securities	1,410	10,268
Net cash provided by investing activities	11,131	15,116
Cash Flows from Financing Activities:
Issuance of Company common stock, net	—	10
Tax withholdings related to equity-based awards	(150)	(100)
Net cash used in financing activities	(150)	(90)
Net change in cash, cash equivalents and restricted cash equivalents	4,207	8,485
Cash, cash equivalents and restricted cash equivalents at beginning of period	27,087	28,394
Cash, cash equivalents and restricted cash equivalents at end of period	$31,294	$36,879
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)
Net loss	(6,170)	(6,170)	—	—	—	—	—	—
Issuance of restricted stock, net of tax withholdings	(150)	—	—	—	—	(17)	13	(133)
Stock-based compensation expense	277	—	—	—	—	277	—	—
Other comprehensive income	82	—	82	—	—	—	—	—
Balance - March 31, 2018	$75,835	$(721,646)	$(31)	21,573	$2,157	$812,796	1,012	$(17,441)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2017 Annual Report on Form 10-K.
Liquidity
As of March 31, 2018, the Company had $31.3 million of cash and cash equivalents and $3.0 million of marketable securities for a total of $34.3 million. As of March 31, 2018, the Company had $41.0 million of principal outstanding on its 2018 Debentures, which the Company anticipates refinancing by the maturity date of May 15, 2018, and $50.0 million of principal outstanding on its Credit Facility due in May 2020. The Company currently has $25.0 million of availability under the Credit Facility.
In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new partner company opportunities and will focus on supporting its existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, the Company will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. The Company anticipates distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying its debt obligations and working capital needs. In connection with the Company's change in strategy, in January 2018, the Company implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company will incur approximately $3.8 million of severance payments to terminated employees that will be paid over approximately twelve months. The Company anticipates that with these organizational changes and cost reduction initiatives, its ongoing annualized operating expenses excluding interest, depreciation, severance and stock-based compensation, will approximate $8 million to $9 million.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). As of March 31, 2018, the Company had $50.0 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a tangible net worth, plus unrestricted cash, of at least 1.75x the amount then outstanding under the Credit Facility; (iii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million; and (iv) certain diversification requirements and concentration limits with respect to the Company’s capital deployments to its partner companies. As of the date these consolidated financial statements were issued, the Company was in compliance with all of these covenants.
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
Significant Accounting Policies
Restricted Cash Equivalents
Restricted cash equivalents in prior periods represented cash required to be set aside by a contractual agreement with a bank as collateral for a letter of credit. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit and is classified as Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2018. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2018	December 31, 2017
	(Unaudited - In thousands)
Cash and cash equivalents	$31,294	$20,751
Long-term restricted cash equivalents	—	6,336
Total cash, cash equivalents and restricted cash equivalents	$31,294	$27,087
Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a qualitative approach. The amendments in ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The Company adopted the amendments in ASU 2016-01 when they became effective on January 1, 2018. The adoption of this guidance did not have a material impact upon the Company's financial condition or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	March 31, 2018	December 31, 2017
	(Unaudited - In thousands)
Equity Method Companies:
Partner companies	$98,911	$107,646
Private equity funds	442	443
	99,353	108,089
Other Companies:
Partner companies and other holdings	13,856	2,762
Private equity funds	1,334	1,334
	15,190	4,096
Advances to partner companies	17,734	22,506
	$132,277	$134,691
In February 2018, Nexxt, Inc., formerly Beyond.com, repaid $10.5 million of principal outstanding on a note received in connection with the Company's sale of its interest back to Nexxt for $26.0 million in March 2017. In that transaction, the Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrued interest at a rate of 9.5% per annum. Interest was payable annually and interest income was recorded as earned throughout the year. The $10.5 million note was fully reserved and had a carrying value of zero as of December 31, 2017. The Company waived the interest accrued to date in connection with the early repayment of the principal balance. The receipt of $10.5 million of cash in February 2018 resulted in a gain of $9.5 million, net of the interest accrued to date, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2018.
In January 2018, Spongecell, Inc. merged into Flashtalking, a privately-held company. The Company received Flashtalking ordinary shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing. The Company’s final number of Flashtalking shares will be subject to customary indemnification and working capital provisions and agreements. The Company recorded its ownership interest in Flashtalking at $11.2 million, which reflects its fair value at the time of closing. The Company recognized a gain of $4.0 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2018.
In February 2018, the Company sold 414,237 shares of Invitae Corporation ("Invitae") common stock on the open market for proceeds of $2.6 million after transaction fees. The Company obtained shares of Invitae in August 2017 when Invitae, a public company, acquired former partner company Good Start Genetics, Inc. In that transaction, the Company received 414,237 shares of Invitae common stock, excluding 124,092 shares of Invitae common stock which will be held in escrow until August 2018. The Invitae shares were classified as Trading securities and recorded at their fair value, which was $3.8 million at December 31, 2017. During the first quarter of 2018, the Company recorded a $1.2 million loss due to a decline in the value of the Invitae shares, which is included in Other income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2018.
In January 2018, the Company received $0.6 million of proceeds from the sale of the assets of Aventura, Inc., a former partner company that ceased operations and was fully impaired in 2016. The Company recognized a gain of $0.6 million, which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2018.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company discloses aggregate summarized statements of operations for any partner companies accounted for under the equity method that are deemed significant. The following table provides significant partner company operations information for the three months ended March 31, 2018. The partner company results of operations have been compiled from respective partner company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Results of Operations:
Revenue	$498	$6
Gross profit	$(32)	$(436)
Net loss	$(2,974)	$(4,191)

3. Acquisitions of Ownership Interests in Partner Companies
First quarter of 2018
The Company funded an aggregate of $1.3 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $24.1 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
The Company funded an aggregate of $0.8 million of convertible bridge loans to InfoBionic, Inc. The Company had previously deployed an aggregate of $19.7 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
The Company funded an aggregate of $0.5 million of convertible bridge loans to Spongecell, Inc. The Company had previously deployed an aggregate of $18.6 million in Spongecell. In the first quarter of 2018, Spongecell merged into Flashtalking. The Company previously accounted for its interest in Spongecell under the equity method.
The Company funded an aggregate of $0.5 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $14.0 million in WebLinc. WebLinc is a commerce platform and services provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
The Company funded an aggregate of $0.4 million of convertible bridge loans to Brickwork. The Company had previously deployed an aggregate of $4.2 million in Brickwork. Brickwork helps retailers inform, target, convert, and prepare for store shoppers online as the first scalable software-as-a-service platform powering a seamless customer path between online and in-store shopping. The Company accounts for its interest in Brickwork under the equity method.
The Company funded an aggregate of $0.3 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $13.0 million in Cask Data. Cask Data makes building and running big data solutions on-premises or in the cloud easy with Cask Data Application Platform. The Company accounts for its interest in Cask Data under the equity method.
The Company funded an aggregate of $0.2 million of a convertible bridge loan to Sonobi, Inc. The Company had previously deployed $9.2 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers. The Company accounts for its interest in Sonobi under the equity method.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3—Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Carrying Value	Fair Value Measurement at March 31, 2018
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$31,294	$31,294	$—	$—
Marketable securities—held-to-maturity:
Certificates of deposit	$3,044	$3,044	$—	$—

	Carrying Value	Fair Value Measurement at December 31, 2017
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$20,751	$20,751	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Trading securities	3,761	3,761	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$4,452	$4,452	$—	$—
As of March 31, 2018, $3.0 million of marketable securities had contractual maturities which were less than one year. Certificates of deposit are classified as held-to-maturity securities carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. Trading securities at December 31, 2017 consisted of 414,237 shares of Invitae Corporation common shares obtained in connection with the sale of Good Start Genetics. The trading securities were carried at fair value based on the closing stock price on the last trading day of the reporting period. The Company sold all of the Invitae shares during the first quarter of 2018 for $2.6 million of cash proceeds.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2018, the principal amount outstanding under the Credit Facility was $50.0 million, the unamortized discount and debt issuance costs were $4.3 million and the net carrying value of the credit facility was $45.7 million. The Company is amortizing the excess of the principal amount of the Credit Facility over its carrying value over the three-year term as additional interest expense using the effective interest method. For the three months ended March 31, 2018, the Company recorded $1.8 million of interest expense and made cash interest payments of $1.3 million under the Credit Facility. The effective interest rate on the Credit Facility is 15.0%.
Convertible Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due on May 15, 2018 (the “2018 Debentures”). Interest on the 2018 Debentures is payable semi-annually. In July and June 2017, the Company repurchased on the open market, and retired, an aggregate of $14.0 million face value of the 2018 Debentures at a cost of $14.5 million, including transaction fees. At March 31, 2018, the Company had $41.0 million of outstanding 2018 Debentures.
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
At March 31, 2018, the carrying amount of the equity component was $5.6 million, the principal amount of the liability component was $41.0 million, the unamortized discount and debt issuance costs were $0.2 million and the net carrying value of the liability component was $40.8 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method. The Company recorded interest expense of $0.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The cash interest paid was zero for the three months ended March 31, 2018 and 2017. The effective interest rate on the 2018 Debentures is 8.7%. At March 31, 2018, the fair value of the $41.0 million outstanding 2018 Debentures was approximately $41.3 million, based on the midpoint of the bid and ask prices as of such date. The Company anticipates refinancing the outstanding 2018 Debentures by the maturity date of May 15, 2018.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited - In thousands)
General and administrative expense	$277	$(105)
	$277	$(105)
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
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2018 and 2017. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2018 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three months ended March 31, 2018 was offset by changes in the valuation allowance. During the three months ended March 31, 2018, the Company had no material changes in uncertain tax positions.
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017. The most significant impact on the Company's consolidated financial statements was a reduction of approximately $82.5 million in deferred tax assets in 2017 which was offset by changes to the Company’s valuation allowance.

8. Net Loss Per Share
The calculations of net loss per share were as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited - In thousands, except per share data)
Basic:
Net loss	$(6,170)	$(22,097)
Weighted average common shares outstanding	20,506	20,380
Net loss per share	$(0.30)	$(1.08)

Diluted:
Net loss	$(6,170)	$(22,097)
Weighted average common shares outstanding	20,506	20,380
Net loss for dilutive share computation	$(0.30)	$(1.08)

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
Diluted earnings per share for the three months ended March 31, 2018 and 2017 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At March 31, 2018 and 2017, options to purchase 0.6 million and 0.7 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 for both periods, were excluded from the calculations.

•
At March 31, 2018 and 2017, unvested restricted stock, performance-based stock units and DSUs convertible into 1.0 million and 0.9 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2018 and 2017, 2.3 million and 3.0 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of March 31, 2018, the Company held interests in 25 non-consolidated partner companies. The Company’s active partner companies were as follows as of March 31, 2018:

Partner Company	Safeguard Primary Ownership as of March 31, 2018	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	Equity
Aktana, Inc.	24.6%	Equity
Apprenda, Inc.	29.3%	Equity
Brickwork	20.3%	Equity
Cask Data, Inc.	31.2%	Equity
CloudMine, Inc.	47.3%	Equity
Clutch Holdings, Inc.	41.3%	Equity
Flashtalking *	10.3%	Other
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	39.5%	Equity
Lumesis, Inc.	43.8%	Equity
MediaMath, Inc.	20.5%	Equity
meQuilibrium	36.2%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Prognos (fka Medivo, Inc.)	28.7%	Equity
Propeller Health, Inc.	24.0%	Equity
QuanticMind, Inc.	24.7%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	20.1%	Equity
T-REX Group, Inc.	21.1%	Equity
Transactis, Inc.	23.8%	Equity
Trice Medical, Inc.	24.8%	Equity
WebLinc, Inc.	38.0%	Equity
Zipnosis, Inc.	25.4%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.

As of March 31, 2018 and December 31, 2017, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at March 31, 2018 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. In 2017, the Company was notified by the fund's manager that the fund was being dissolved and $1.0 million of the Company's clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2018.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.7 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2018.
The Company previously provided a $6.3 million letter of credit to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit was secured by cash and was classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet as of December 31, 2017. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit and is classified as Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2018.
In January 2018, the Company announced a change in strategy and implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company will incur approximately $3.8 million of severance payments to terminated employees that will be paid over approximately twelve months. The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The Company recognized $1.1 million of severance expense for the three months ended March 31, 2018 and $1.0 million was classified as accrued compensation and benefits on the Consolidated Balance Sheet as of March 31, 2018. The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $6.7 million at April 15, 2018.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During 2016, the Company repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.
In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs"). The Company intends to submit the Plan for shareholder ratification at its 2018 Annual Meeting of Shareholders. The purpose of the Plan is to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would be deemed to have occurred if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan is intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. Under the Plan, the Company will issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders of record on March 2, 2018. The issuance of the Rights will not be taxable to Safeguard or its shareholders and will not affect Safeguard's reported earnings per share. The Rights will trade with Safeguard's common shares and will expire no later than February 19, 2021. The Rights and the Plan may also expire on an earlier date upon the occurrence of other events, including a determination by the Company's Board that the Plan is no longer necessary or desirable for the preservation of the Company's tax attributes or that no tax attributes may be carried forward (with such expiration occurring as of the beginning of the applicable taxable year). There can be no assurance that the Plan will prevent the Company from experiencing an ownership change.

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
The following listing of our partner companies includes only entities which were considered partner companies as of March 31, 2018. Certain entities which may have been partner companies in previous periods are omitted if, as of March 31, 2018, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of March 31,
Partner Company	2018	2017	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.1%	40.1%	Equity
Aktana, Inc.	24.6%	31.2%	Equity
Apprenda, Inc.	29.3%	29.4%	Equity
Brickwork	20.3%	20.3%	Equity
Cask Data, Inc.	31.2%	31.3%	Equity
CloudMine, Inc.	47.3%	47.3%	Equity
Clutch Holdings, Inc.	41.3%	42.8%	Equity
Flashtalking *	10.3%	NA	Other
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	39.5%	39.7%	Equity
Lumesis, Inc.	43.8%	44.1%	Equity
MediaMath, Inc.	20.5%	20.5%	Equity
meQuilibrium	36.2%	31.5%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos (fka Medivo, Inc.)	28.7%	35.2%	Equity
Propeller Health, Inc.	24.0%	24.0%	Equity
QuanticMind, Inc.	24.7%	23.2%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.1%	26.2%	Equity
T-REX Group, Inc.	21.1%	23.6%	Equity
Transactis, Inc.	23.8%	24.0%	Equity
Trice Medical, Inc.	24.8%	27.6%	Equity
WebLinc, Inc.	38.0%	38.0%	Equity
Zipnosis, Inc.	25.4%	25.4%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.

Three months ended March 31, 2018 versus the three months ended March 31, 2017

	Three months ended March 31,
	2018	2017	Variance
	(In thousands)
General and administrative expense	$(5,589)	$(4,947)	$(642)
Other income (loss)	(1,435)	249	(1,684)
Interest income	798	801	(3)
Interest expense	(2,690)	(1,198)	(1,492)
Equity income (loss)	2,746	(17,002)	19,748
	$(6,170)	$(22,097)	$15,927
General and Administrative Expense. General and administrative expense increased $0.6 million for the three months ended March 31, 2018, compared to the prior year period, primarily due to a $1.1 million charge for severance that will be paid over approximately the next twelve months to employees who were terminated in January 2018 in connection with our change in strategy. Additionally, professional fees increased $0.8 million for the three months ended March 31, 2018, compared to the prior year period, primarily due to costs associated with activist shareholder matters. These increases were partially offset by a $1.3 million decrease in employee compensation and related expenses due to employee terminations and operating cost reduction initiatives implemented in January 2018.
Other Income (Loss). Other income (loss) decreased $1.7 million for the three months ended March 31, 2018 compared to the prior year period. Other income (loss) for the three months ended March 31, 2018 reflected a $1.2 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017. Other income (loss) for the three months ended March 31, 2017 reflected a $0.4 million gain related to our Penn Mezzanine debt and equity participations, partially offset by an impairment of $0.2 million related to our interest in a legacy private equity fund.
Interest Income. Interest income remained relatively consistent compared to the prior year period.
Interest Expense. The increase of $1.5 million for the three months ended March 31, 2018 compared to the prior year period was primarily attributable to $1.8 million of interest expense related to borrowings under the new credit facility we entered into in May 2017, partially offset by a $0.3 million decrease in interest expense due to the partial repurchase of $14.0 million face value of convertible senior debentures in June and July 2017.
Equity Income (Loss). Equity income (loss) increased $19.8 million for the three months ended March 31, 2018 compared to the prior year period. The components of equity income (loss) for the three months ended March 31, 2018 and 2017 were as follows:

Three months ended March 31, 2018:
Gain on proceeds received from repayment of note from Nexxt (fka Beyond.com)	$9,511
Gain on Spongecell's merger into Flashtalking	3,966
Gain on proceeds received from escrow related to the sale of Aventura and Pneuron assets	704
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(434)
Share of loss of our equity method partner companies	(11,001)
$2,746

Three months ended March 31, 2017:
Gain on proceeds received from escrow related to sale of Quantia	$600
Gain on sale of Nexxt	108
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(83)
Loss on impairment of Aventura	(254)
Loss on impairment of Pneuron	(2,735)
Share of loss of our equity method partner companies	(14,638)
$(17,002)

The change in our share of equity loss of our equity method partner companies for the three months ended March 31, 2018 compared to the prior year period was due to a decrease in the number of partner companies and a decrease in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2018 and 2017. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2018 and 2017 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of March 31, 2018, we had $31.3 million of cash and cash equivalents and $3.0 million of marketable securities for a total of $34.3 million. As of March 31, 2018, the Company had $41.0 million of principal outstanding on our 2018 Debentures, which the Company anticipates refinancing by the maturity date of May 15, 2018, and $50.0 million of principal outstanding on its Credit Facility due in May 2020. The Company currently has $25.0 million of availability under the Credit Facility.
In January 2018, Safeguard announced that, from that date forward,we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs. In connection with our change in strategy, in January 2018, we implemented an initiative to reduce our operating costs. In April 2018, we announced additional management changes intended to further streamline our organizational structure and further reduce our operating costs. In connection with the changes that the Company has implemented, we will incur approximately $3.8 million of severance payments to terminated employees that will be paid over approximately twelve months. We anticipate that with these organizational changes and cost reduction initiatives, our ongoing annualized operating expenses excluding interest, depreciation, severance and stock-based compensation, will approximate $8 million to $9 million. The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $6.7 million at April 15, 2018.
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
We fund our operations with cash and marketable securities on hand as well as proceeds from the sales of our interests in our partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like our partner companies, our ability to generate specific amounts of liquidity from sales of our partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which we utilize for projecting future compliance with covenants related to our Credit Facility include significantly discounted probability-weighted proceeds from the sales of our interests in our partner companies. Based on these forecasts, it is probable that we will not be able to remain in compliance with certain of our debt covenants over the next twelve months. Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender chose not to provide a waiver and were to accelerate the maturity of the indebtedness, we would not have sufficient liquidity to repay the entire balance of our outstanding borrowings and other obligations under the Credit Facility. The uncertainty associated with tour ability to repay our outstanding debt obligations in such a scenario raises substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements.
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

In November 2012, we issued $55.0 million in face amount of our 5.25% convertible senior debentures due on May 15, 2018 (the "2018 Debentures"). Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock at any time after November 15, 2017. The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of our common stock at March 31, 2018 was $12.25. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control; the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or when continuing directors cease to constitute a majority of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any such redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.
In July and June 2017, we repurchased on the open market, and retired, an aggregate of $14.0 million face value of 2018 Debentures at a cost of $14.5 million, including transaction fees. We had $41.0 million face value of 2018 Debentures outstanding at March 31, 2018 due on May 15, 2018.
We previously provided a $6.3 million letter of credit to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit was secured by cash and was classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet as of December 31, 2017. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit and is classified as Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2018.
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2016, we repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. In 2017, we were notified by the fund's manager that the fund was being dissolved and $1.0 million of our clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2018.
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

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Three months ended March 31,
	2018	2017	Variance
	(In thousands)
Net cash used in operating activities	$(6,774)	$(6,541)	$(233)
Net cash provided by investing activities	11,131	15,116	(3,985)
Net cash used in financing activities	(150)	(90)	(60)
	$4,207	$8,485	$(4,278)

Net Cash Used In Operating Activities
Net cash used in operating activities increased by $0.2 million for the three months ended March 31, 2018 compared to the prior year period. The increase was primarily due to $1.3 million of cash interest payments related to our credit facility we entered into in May 2017, partially offset by a $1.1 million decrease in employee compensation and related expenses due to employee terminations and operating cost reduction initiatives implemented in January 2018.
Net Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $4.0 million for the three months ended March 31, 2018 compared to the prior year period. The decrease primarily related to a $12.5 million decrease in proceeds from the sales of and distributions from companies and a $8.9 million decrease in cash proceeds from the net change in marketable securities, partially offset by the repayment of the $10.5 million principal outstanding on a note from Nexxt, Inc., a $4.5 million decrease in acquisitions of ownership interests in companies, and a $2.4 million decrease in advances and loans to companies.
Cash proceeds from the sales of and distributions from companies were $3.3 million for the three months ended March 31, 2018 which related primarily to:

•
In February 2018, we sold 414,237 shares of Invitae Corporation ("Invitae") common stock on the open market for proceeds of $2.6 million after transaction fees. The shares of Invitae were obtained in August 2017 when Invitae, a public company, acquired former partner company Good Start Genetics, Inc.

•	In January 2018, we received $0.6 million of proceeds from the sale of the assets of Aventura, Inc., a former partner company that ceased operations and was fully impaired in 2016.
Cash proceeds from the sales of and distributions from partner companies was $15.8 million for the three months ended March 31, 2017 which related primarily to proceeds from the sale of our interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. We received $15.5 million in cash in March 2017 and a three-year, $10.5 million note, that was repaid during the three months ended March 31, 2018.
Net Cash Used In Financing Activities
Net cash used in financing activities remained relatively consistent compared to the prior year period.

Contractual Cash Obligations and Other Commercial Commitments
There have been no material changes to the contractual cash obligations and other commercial commitments we previously disclosed under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

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
Our success is dependent on our senior management team’s ability to execute our strategy. On April 6, 2018, we publicly announced a series of management changes intended to streamline our organizational structure and reduce our operating costs. These aggressive cost-reduction initiatives are intended to better align our cost structure with the strategy we announced in January 2018 to reduce our operating costs, monetize our Partner Company interests and maximize the net proceeds distributable to our shareholders. These management changes included the departure of three members of our management team, including our current President and Chief Executive Officer, our current Senior Vice President and Chief Financial Officer, and our current Senior Vice President of Investor Relations and Corporate Communications. A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Except as included under the heading “Factors That May Affect Future Results” above, there have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2018, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2018 - January 31, 2018	500	$11.1000	—	$14,636,135
February 1, 2018 - February 28, 2018	—	$—	—	$14,636,135
March 1, 2018 - March 31, 2018	11,596	$12.4415	—	$14,636,135
Total	12,096	$12.3861	—
(a) During the first quarter of 2018, the Company repurchased an aggregate of 12 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	April 26, 2018	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date:	April 26, 2018	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer