Form 10-K/A
period 2017-12-31
SAFEGUARD SCIENTIFICS INC
filed 2018-04-30
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2018 was 20,560,746.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K/A

December 31, 2017

Explanatory Note

Safeguard Scientifics, Inc. (“Safeguard,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017 (“Amendment”) to amend our Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018 (the “Original Form 10-K”). We are filing this Amendment to (i) revise one risk factor as described in Item 503(c) of Regulation S-K that is applicable to the Company; and (ii) present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•	On the cover page, to (i) delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s proxy statement for its 2018 annual shareholders’ meeting and (ii) update the date as of which the number of outstanding shares of the Company’s common stock is being provided;

•	To present in Part I, Item 1A, the risk factor captioned “Our success is dependent on our senior management,” which has been revised;

•	To present the information required by Part III of Form 10-K, which information was originally expected to be incorporated by reference to our definitive proxy statement to be delivered to our shareholders in connection with our 2018 annual meeting of shareholders; and

•	To amend and restate Exhibits 31.3 and 31.4, in Part IV, Item 15(b), in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART I

Item 1A.	RISK FACTORS

You should carefully consider the information set forth below. The following risk factors describe situations in which our business, financial condition and/or results of operations could be materially harmed, and the value of our securities may be adversely affected. You should also refer to other information included or incorporated by reference in the Original Form 10-K and this Form 10-K/A.

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

We will remain a public company and will continue to be subject to the listing standards of the New York Stock Exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses under our new strategy.  As part of such monetization efforts, we will likely in the future, once the majority of our partner company interests have been monetized and proceeds therefrom distributed, delist our Common Stock from the New York Stock Exchange and seek to deregister our Common Stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be completed at all, and we will continue to face the costs and burdens of being a public company until such time as our Common Stock is delisted with the New York Stock Exchange and deregistered with the SEC.

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

Our success is dependent on our senior management team’s ability to execute our strategy. On April 6, 2018, we publicly announced a series of management changes intended to streamline our organizational structure and reduce our operating costs. These aggressive cost-reduction initiatives are intended to better align our cost structure with the strategy we announced in January 2018. These management changes included the departure of three members of our management team, including our current President and Chief Executive Officer, our current Senior Vice President and Chief Financial Officer, and our current Senior Vice President of Investor Relations and Corporate Communications. A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names of Directors and other Information:

Stephen T. Zarrilli, age 56	Other public directorships: Virtus Investment
President and Chief Executive Officer	Partners, Inc.
Director since: 2012	Former public directorships within past five years:
Safeguard Board Committees: None	Nutrisystem, Inc.

Career Highlights:

—	President and Chief Executive Officer (November 2012 – present); Senior Vice President and Chief Financial Officer (June 2008 – November 2012); and Acting Chief Administrative Officer and Acting Chief Financial Officer (December 2006 – June 2007), Safeguard Scientifics, Inc.
—	Co-founder and Managing Director, Penn Valley Group, a middle-market management advisory and private equity firm (2004 – June 2008)
—	Chief Financial Officer, Fiberlink Communications Corporation (2001 – 2004)
—	Chief Executive Officer, Concellera Software, Inc. (2000 – 2001)
—	Chief Executive Officer (1999 – 2000) and Chief Financial Officer (1994 – 1998), US Interactive, Inc.
—	Deloitte & Touche (1983 – 1994)

Experience and Qualifications: Mr. Zarrilli has more than 30 years of experience in corporate finance and accounting, general operations and executive management; capital markets transactions; debt and equity financings; merger and acquisition transactions; and emerging ventures.

Julie A. Dobson, age 61 Director since: 2003 Safeguard Board Committees: Compensation (Chair), Nominating & Corporate Governance	Other public directorships: None. Former public directorships within past five years: American Water Works Company Inc., PNM Resources, Inc. and RadioShack Corporation

Career Highlights:

—	Chief Operating Officer, Telecorp PCS, Inc., a wireless/mobile phone company that was acquired by AT&T Wireless, Inc. (1998 – 2002)
—	Various executive positions during her 18-year career with Bell Atlantic Corporation, including President, Bell Atlantic Corporation’s New York/New Jersey Metro Region mobile phone operations, Vice President of Bell Atlantic Enterprises Corporation, and President and Chief Executive Officer of Bell Atlantic Business Systems International

Experience and Qualifications: Ms. Dobson has 22 years of corporate and entrepreneurial experience, including experience relevant to corporate finance and accounting matters; strategic planning, corporate development and operations management; capital markets transactions; and debt and equity financings. Ms. Dobson also has relevant experience growing businesses organically and through merger and acquisition transactions and experience serving on public company boards and the principal committees thereof.

Russell D. Glass, age 55 Director since: 2018 Safeguard Board Committees: Compensation	Other public directorships: None Former public directorships within past five years: None

Career Highlights:

—	Founder and Managing Member of RDG Capital LLC (2005 – present)
—	Managing Partner of RDG Capital Fund Management, an investment advisory firm (2014 – present)
—	Senior Adviser at Knights Genesis Group, a private equity firm (2017 – present)
—	Director of Blue Bite LLC, a digital marketing technology company (2009 – present)
—	Director of A.G. Spanos Corporation, a national real estate developer and owner of the NFL Los Angeles Chargers (1993 – present)
—	Managing Member of Princeford Capital Management, an investment advisory firm (2009 – 2014)
—	Chief Executive Officer of Cadus Pharmaceutical Corporation (n/k/a Cadus Corporation), a biotechnology holding company (2000 – 2003), and director (1998 – 2011)
—	Co-Chairman and Chief Investment Officer of Ranger Partners, an investment fund management company (2002 – 2003)
—	President and Chief Investment Officer of Icahn Associates Corporation, a diversified investment firm and principal investment vehicle for Carl Icahn (1998 – 2002)
—	Partner at Relational Investors LLC, an investment fund management company (1996 – 1998)
—	Partner at Premier Partners Inc., an investment banking and research firm (1988 – 1996)
—	Analyst with Kidder, Peabody & Co., an investment banking firm (1984 – 1986)
—	Holds directorship at the Council for Economic Education and held other previous directorships at Automated Travel Systems, Inc., Axiom Biotechnologies, Global Discount Travel Services/Lowestfare.com, National Energy Group and Next Generation Technology Holdings, Inc.
—	Received A.B. in Economics from Princeton University
—	Received M.B.A. from Stanford Graduate School of Business

Experience and Qualifications: Mr. Glass has experience relating to private equity, investment banking, and serving as chief executive officer of a public company. Mr. Glass has experience serving on the boards of public and private companies in a wide range of industries, including biotech, healthcare information technology, pharmacology, enterprise systems software, real estate, energy, and digital marketing.

Stephen Fisher, age 53 Director since: 2015 Safeguard Board Committees: Audit , Compensation	Other public directorships: Vonage Holdings Corp., Inc. Former public directorships within past five years: None

Career Highlights:

—	Senior Vice President and Chief Technology Officer, eBay Inc., a leading ecommerce company (September 2014 – present)
—	Executive Vice President, Technology (December 2008 – September 2014) and several other executive positions (October 2004 – December 2008) during his tenure with salesforce.com, a provider of leading, worldwide customer relationship management applications and products
—	Various positions with AT&T Labs (1996 – 1999 and 2001 – 2004)
—	Founder, President and Chief Executive Officer, NotifyMe Networks (1999 – 2000)

Experience and Qualifications: Mr. Fisher’s corporate experience includes experience relevant to strategic planning; business and product development; operations management; and growing businesses organically. In addition, he possesses deep domain expertise in the technology and communications services sectors.

Ira M. Lubert, age 67 Director since: 2018 Safeguard Board Committees: Nominating & Corporate Governance	Other public directorships: None Former public directorships within past five years: Pennsylvania Real Estate Investment Trust

Career Highlights:

—	Co-Founder of and a Partner of Quaker Partners Management, L.P., which advises a series of life sciences funds (2002 – present)
—	Co-Founder of and a Partner of LEM Capital, L.P., which advises a series of real estate funds invested primarily in multifamily properties (2002 – present)
—	Co-Founder of and a Partner of LBC Credit Management, LP, which advises a series of structured finance funds (2005 – present)
—	Co-Founder of and a Partner of Patriot Financial Management, L.P., which advises a series of community banking funds (2007 – 2017)
—	Co-Founder of Versa Capital Management, LLC, specializing in distressed and special situations (2004)
—	Co-Founder of and a Partner of LLR Management, L.P., which focuses on lower middle market growth companies (1999 – present)
—	Co-Founder and Chairman of Lubert-Adler Management Company, L.P., which advises a series of real estate funds (1997 – present)
—	Co-Founder and Chairman of Independence Capital Partners, LLC, which provides services to certain investment advisers (1997 – present)
—	Managing Director and Co-Founder of TL Ventures, the subsequent Safeguard-affiliated family of early stage venture funds with over $1 billion of capital under management (1986 – 1997)

Experience and Qualifications: Mr. Lubert has 30 years of experience relating to private equity and investment management, including life sciences funds. Mr. Lubert began his private equity career with Safeguard. Mr. Lubert was honored as Drexel University’s LeBow College of Business 60th Business Leader of the Year and was honored by Temple University for his excellence in leadership with the Musser Award.

George MacKenzie, age 69 Director since: 2003 Safeguard Board Committees: Audit (Chair), Compensation, Nominating & Corporate Governance	Other public directorships: American Water Works Company Inc. (Chair) and Tractor Supply Company Former public directorships within past five years: None

Career Highlights:

—	Interim Chief Executive Officer, American Water Works Company Inc., a provider of water services in North America (January – April 2006)
—	Interim Chief Executive Officer, C&D Technologies, Inc., a technology company that markets systems for the conversion and storage of electrical power (March – July 2005)
—	Executive Vice President and Chief Financial Officer, P.H. Glatfelter Company, a manufacturer of specialty papers and engineered products (September 2001 – June 2002)
—	Vice Chairman (2000 – 2001) and Chief Financial Officer (1995 – 2001) of, and several other executive positions during his 22-year career with, Hercules, Incorporated, a global chemical specialties manufacturer

Experience and Qualifications: Mr. MacKenzie has extensive experience in corporate finance and accounting. He has served as the chief financial officer of a publicly traded company, and he is a certified public accountant. Mr. MacKenzie also has experience in capital markets transactions; debt and equity financings; global strategic planning and operations management; merger and acquisition transactions; and risk management. In addition, he has extensive public company board experience, including service on multiple audit, compensation and nominating and corporate governance committees.

Maureen F. Morrison, age 63 Director since: October, 2017 Safeguard Board Committees: Audit	Other public directorships: None Former public directorships within past five years: None

Career Highlights:

—	Audit Partner with PriceWaterhouseCoopers LLP for 28 years, serving public and private multi-national clients in the technology and manufacturing industries. Ms. Morrison led the Atlanta, Georgia Technology Audit Practice for six years, and held other positions at the firm, prior to her retirement in 2015.

Experience and Qualifications: During her tenure at PriceWaterhouseCoopers LLP, Ms. Morrison worked closely with clients concentrated in the technology industry dealing with acquisitions, international expansion, financing transactions, subjective technical matters and regulatory compliance. Ms. Morrison is a certified public accountant and has extensive experience in accounting, finance, mergers and acquisitions and capital markets transactions.

John J. Roberts, age 73 Director since: 2003 Safeguard Board Committees: Audit, Compensation, Nominating & Corporate Governance (Chair)

Other public directorships: Armstrong World Industries, Inc., Vonage Holdings Corp., Inc. and Trustee, Pennsylvania Real Estate Investment Trust

Former public directorships within past five years: None

Career Highlights:

—	Global Managing Partner and a Member of the Leadership Team, PricewaterhouseCoopers LLP at the time of his retirement in June 2002, completing a 35-year career with the professional services firm during which he served in a variety of client service and operating positions

Experience and Qualifications: Mr. Roberts is a certified public accountant and has extensive experience in corporate finance and accounting; capital markets transactions; debt and equity financings; global strategic planning, corporate development and operations management; management and technology consulting; risk management; and merger and acquisition transactions. He also has extensive public and private company board service experience, including service on multiple audit committees.

Robert J. Rosenthal, PhD, age 61 Chairman of the Board (effective May 2016) Director since: 2007 Safeguard Board Committees: None*	Other public directorships: Bruker Corporation Former public directorships within past five years: None

*As our current Chairman of the Board, Dr. Rosenthal is an ex officio member of each of our standing committees.

Career Highlights:

—	Chief Executive Officer and director, Taconic Biosciences, Inc., a provider of research models for pharmaceutical and biotechnology researchers (June 2014 – present)
—	Chairman and Chief Executive Officer, IMI Intelligent Medical Implants, AG, a medical technology company that developed an intelligent retinal implant for degenerative retinal disorders (January 2010 – December 2013)
—	President and Chief Executive Officer, Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools (October 2005 – December 2009)
—	President and Chief Executive Officer, TekCel, Ltd., a provider of life sciences research tools (October 2003 – January 2007)
—	President and Chief Executive Officer, Boston Life Sciences, Inc., a diagnostic and therapeutic development company (July 2002 – October 2003)
—	President and Chief Executive Officer, Magellan Discovery Technologies, LLC, a life sciences acquisition company (January 2001 – July 2002)
—	Senior Vice President, Perkin Elmer Corporation and President of its instrument division (March 1999 – November 2000)
—	Various executive positions, Thermo Optek Corporation (September 1995 – February 1999)

Experience and Qualifications: Dr. Rosenthal has 30 years of experience relating to companies involved in the development of diagnostics, therapeutics, medical devices and life sciences tools and technologies. His specific experience includes strategic planning and positioning; corporate, business and product development; operations management; capital markets transactions; debt and equity financings; fund-raising; merger and acquisition transactions; and corporate finance. Dr. Rosenthal also has significant public and private company board experience.

Names of Officers and Biographical Information

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

Skills and Qualifications of Board

The following table includes the skills and qualifications of each director that led our Board to conclude that the director is qualified to serve on our Board.

	George MacKenzie	Russell Glass	Ira Lubert	Maureen Morrison	John Roberts	Robert Rosenthal	Stephen Zarrilli	Julie Dobson	Stephen Fisher
Operational / Direct Management Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Capital Markets Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Private Equity / Venture Capital Industry Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Financial Expertise / Literacy	✓	✓	✓	✓	✓	✓	✓	✓	✓
C-level Experience	✓	✓	✓		✓	✓	✓	✓	✓
Other Public / Private Director Experience	✓	✓	✓		✓	✓	✓	✓	✓

Audit Committee. The Audit Committee held four meetings during 2017. The Audit Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:

•	Assist the Board in fulfilling its responsibilities regarding general oversight of the integrity of Safeguard’s financial statements, Safeguard’s compliance with legal and regulatory requirements and the performance of Safeguard’s internal audit function;

•	Interact with and evaluate the performance, qualifications and independence of Safeguard’s independent registered public accounting firm;

•	Review and approve related party transactions; and

•	Prepare the report required by SEC regulations to be included in the proxy statement.

The Audit Committee has the sole authority to retain, set compensation and retention terms for, terminate and oversee the relationship with Safeguard’s independent registered public accounting firm (which reports directly to the Audit Committee). The Audit Committee also oversees the activities of the internal auditor, reviews the effectiveness of the internal audit function and approves the appointment of the internal auditor. The Audit Committee has the authority to obtain advice, counsel and assistance from internal and external legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties and to receive appropriate funding from Safeguard for such advice and assistance. Although the Audit Committee has the powers and responsibilities set forth in its charter, its role is oversight, and management has primary responsibility for the financial reporting process of Safeguard.

The Board has determined that each member of the Audit Committee meets the independence requirements established by SEC regulations, the NYSE listing standards and our Corporate Governance Guidelines. The Board has determined that Ms. Morrison, Mr. Roberts and Dr. Rosenthal are “audit committee financial experts” within the meaning of the SEC regulations, and the Board has determined that each member of the Audit Committee has accounting and related financial management expertise within the meaning of the NYSE listing standards. The Board previously determined that Mr. MacKenzie, who is not standing for re-election at this year’s annual meeting, was an “audit committee financial expert” within the meaning of the SEC regulations. Mr. Roberts serves as a member of the audit committee of the board of directors of four publicly traded companies, including our Audit Committee. The Board has determined that such simultaneous service does not impair Mr. Roberts’ ability to effectively serve on our Audit Committee.

Code of Business Conduct and other Charters.

Safeguard’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating & Corporate Governance Committee Charter are available at www.safeguard.com/governance. The Code of Business Conduct and Ethics is applicable to all employees of Safeguard, including each of our executive and financial officers, and the members of our Board. Safeguard will post information regarding amendments to or waivers from our Code of Business Conduct and Ethics (to the extent applicable to Safeguard’s directors or executive officers) in the Corporate Governance section of our website. Our website is not part of this report. All references to our website address are intended to be inactive textual references only.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater than 10% holders of our common stock to file with the SEC reports of ownership of our securities and changes in ownership of our securities. Based solely on our review of the copies of reports we have received and upon written representations from the reporting persons that no Form 5 reports were required to be filed by those persons, Safeguard believes there were no late filings by our directors and executive officers during 2017. There were no known holders of greater than 10% of our common stock during 2017 who failed to file the required reports.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Our Compensation Committee (for purposes of this discussion, the “Committee”) is responsible for establishing our company-wide compensation philosophy and practices, for determining the compensation for our “named executive officers,” and for approving the compensation for our other senior executives, based on the recommendations of our President and Chief Executive Officer. This Compensation Discussion and Analysis describes our executive compensation program and the compensation decisions made for 2017 for our named executive officers. At December 31, 2017, there were three individuals serving as named executive officers of Safeguard:

Stephen T. Zarrilli	President and Chief Executive Officer
Jeffrey B. McGroarty	Senior Vice President and Chief Financial Officer
Brian J. Sisko	Chief Operating Officer, Executive Vice President and Managing Director

Our senior executive group is currently comprised of a total of six executives with the title of Senior Vice President or higher, including our current three named executive officers. This Compensation Discussion and Analysis (“CD&A”) also describes programs that apply to our senior executive group as a whole.

In January 2018, the Company announced that, effective immediately, the Company would cease making capital deployments into any new partner company opportunities and that it would focus its efforts on managing and financially supporting its existing partner companies to exit events, and ultimately returning the net proceeds of such efforts to its shareholders. This strategy is sometimes referred to in this CD&A as the “New Strategy.” Further, on April 6, 2018, the Company announced that the Company promoted Mr. Sisko to the position of President and Chief Executive Officer, effective as of July 1, 2018, to succeed Mr. Zarrilli. Mr. Zarrilli will act as a special advisor to the Company through September 30, 2018 and then retire. In addition, Mr. McGroarty will depart from the Company, effective June 30, 2018. David Kille, currently the Company’s Corporate Controller, will assume the role of Chief Financial Officer, effective June 1, 2018.

Other than as specifically noted, the discussion set forth in this CD&A concerning the Company’s compensation policies and practices, relates to periods prior to the establishment of the New Strategy and, therefore, does not necessarily reflect policies and practices that will prevail or apply under the New Strategy. Set forth below under the heading “New Strategy - Changes in Compensation Policies and Practices” is a summary regarding changes in compensation policies and practices recently adopted by the Committee in the context of the New Strategy.

2017 Business Highlights

Highlights of the year are included below because the Committee believes senior executive compensation should correlate with Safeguard’s performance.

Overall, the Committee believes that Safeguard executed well against its 2017 strategic plan.

•	We deployed $36.8 million of additional capital to support the growth of partner companies in which we already had an interest at December 31, 2016.

•	Most of our partner companies performed on or ahead of plan, with year over year revenue growth in excess of 23%.

•	We returned an aggregate of $16.9 million to our balance sheet, consisting of $15.5 million in cash related to the sale of our interest in Nexxt, Inc., formerly Beyond.com, and $1.4 million from escrows related to prior years’ transactions.

•	In addition, we received a $10.5 million promissory note bearing 9.5% interest payable on or before March 1, 2020 in connection with the Beyond.com transaction.

•	We repurchased an aggregate of $14 million of our outstanding convertible debentures.

•	We entered into a $75 million debt facility with HPS Investment Partners, LLC.

Key 2017 Compensation Decisions

•	The 2017 base salaries and target management incentive plan awards for Messrs. Zarrilli, McGroarty and Sisko were unchanged from their 2016 levels.

•	After reviewing Safeguard’s performance against the objectives set forth in the 2017 management incentive plan, the Committee approved a 90% achievement level in the partner company performance component of the corporate objectives and a 60% achievement level in overall corporate performance, resulting in a 75% payout (against targeted amounts) to our named executive officers. While the Committee believed the year included positive results in corporate operations, and in most of the partner companies, Safeguard did not meet all of our objectives, particularly in the returns provided to shareholders.

•	As part of the deliberations regarding long-term incentive awards made to our management team, the Committee reviewed the competitive market data provided by its consultant, the individual performance of each of our named executive officers and an assessment of the long-term compensation element relative to our peers. Based on such review and taking into consideration that no deployments were made in 2017 into new partner companies and, therefore, a pool of new partner companies to measure performance against does not exist, for the grants made in 2017, the Committee (1) chose to reduce the opportunity to earn long-term incentives by approximately 40% for each of Messrs. Zarrilli, McGroarty and Sisko as compared to the grants made in 2016 and (2) awarded such incentives solely in the form of restricted stock grants subject to time-based vesting. This compares to the value of the 2016 grants that were awarded at a ratio of 1/3 in time-based restricted stock and 2/3 in performance based stock units.

Effective Corporate Governance Principles

Below is a summary of what we did and what we didn’t do relating to executive compensation during and related to 2017, and prior to our announcement of the New Strategy:

WHAT WE DID:

✓	Emphasized variable pay for performance by linking our named executive officers’ target incentive compensation to Safeguard’s financial performance and the attainment of specified metrics

✓	Maintained short-term and long-term incentive programs with distinct performance-based measures

✓	Emphasized a long-term orientation under our equity compensation program by requiring a minimum service vesting period for performance-based equity grants if the performance hurdles are achieved in the near term

✓	Applied double-trigger change of control vesting of equity awards made to our senior executives

✓	Retained an independent compensation consulting firm that provides no other services to Safeguard

✓	Maintained a compensation recoupment policy that will permit us to seek reimbursement of cash and incentive compensation and/or equity grants in certain instances of financial statement restatement

✓	Maintained meaningful stock ownership guidelines for our senior executives and Board members

WHAT WE DIDN’T DO:

Ä	Provide golden parachute excise tax or other tax gross-ups upon a change in control

Ä	Provide any material perquisites

Ä	Permit repricing of underwater options without shareholder approval

Ä	Grant stock option awards or stock appreciation rights (“SARs”) below 100% of fair market value

Ä	Permit hedging or short-sales transactions in our stock by our senior executives, or permit the use of Safeguard stock as collateral for indebtedness by our executive officers

Ä	Provide a pension plan or special retirement program other than our 401(k) plan, which is available to all employees

Ä	Provide post-retirement health coverage

The Committee reviews our compensation philosophy each year to ensure that its principles and objectives are aligned with our overall business strategy and aligned with the interests of our shareholders. We seek to apply a consistent philosophy across our executive group, not just among our named executive officers.

Compensation Philosophy and Objectives

Our overall goals in compensating our executives in 2017 were as follows:

•	Attract, retain and motivate executives whose experience and skills could be leveraged across our partner companies to facilitate the partner companies’ growth, success and ultimate monetization;

•	Promote and reward the achievement of short-term and long-term corporate and individual objectives that our Board and management believe will lead to long-term growth in shareholder value; and

•	Encourage meaningful equity ownership and the alignment of executive and shareholder interests as an incentive to increase shareholder value.

Our executive compensation program in 2017 was intended to:

•	Provide a mix of fixed and variable at-risk cash compensation;

•	Balance rewards for short-term performance with our ultimate goal of producing long-term shareholder value;

•	Link variable compensation to specific, identifiable metrics that demonstrate value creation for Safeguard; and

•	Facilitate executive retention.

In January 2018, Safeguard announced the New Strategy. See “New Strategy - Changes in Compensation Policies and Practices” below.

Role of the Compensation Committee in Compensation Decisions

The Committee is responsible for the design of our executive compensation program and for making decisions regarding our named executive officers’ compensation. The Committee also makes, or has final approval authority regarding, all compensation decisions for our other senior executives. Annually, the Committee reviews executive compensation practices, including the methodology for setting total named executive officers’ compensation, the goals of the program, and the overall compensation philosophy for Safeguard. In setting executive compensation and designing our overall compensation program, the Committee considers the data and advice provided by its independent compensation consultant (as well as information that may be provided by management) to determine the appropriate level, on an absolute and relative basis, of compensation, as well as the mix of compensation components. The Committee has looked to competitive information for guidance rather than rigid adherence to specific percentages. The Committee believes that the overall objectives of its compensation philosophy are better achieved through flexibility. The Committee ultimately makes decisions regarding executive compensation based on its assessment of Safeguard’s performance and the achievement of individual, partner company and corporate goals.

The Committee is also responsible for approving and granting equity awards to our directors, executives, employees and, from time to time, other independent advisors and consultants, with the exception of certain limited authority that the Committee has delegated to the President and Chief Executive Officer to make small equity grants between regularly scheduled Committee meetings (primarily to new hires). The Committee’s responsibilities are more fully described in its charter, which is available at www.safeguard.com/governance.

Role of Executive Officers in Compensation Decisions

Within the parameters approved by the Committee each year, our named executive officers are responsible for evaluating and setting compensation for our other employees. Our President and Chief Executive Officer annually assesses the performance of each other named executive officer and each of his other senior executive direct reports. When applicable, he also makes recommendations to the Committee concerning the achievement by our other senior executives of their individual short-term objectives as well as other performance achievements. In determining the compensation of our executives, the Committee considers our President and Chief Executive Officer’s assessment and recommendations. However, other than for compensation that has been established contractually or under quantitative formulas established by the Committee each year under our management incentive program, the Committee exercises its own discretion in determining whether to accept or modify our President and Chief Executive Officer’s recommendations. These individuals are not present when the Committee and our President and Chief Executive Officer review their performance or when the Committee makes its determinations concerning their compensation.

Role of Consultant

During 2017, as in recent years, the Committee engaged Semler Brossy Consulting Group, LLC, an independent compensation consulting firm, to assist the Committee by providing compensation expertise regarding peer group analysis and compensation data, helping the Committee select appropriate performance measures and goals and advising the Committee regarding evolving compensation best practices and trends. Specifically, Semler Brossy provided information relating to competitiveness of pay levels, compensation plan design, specific equity grant matters, market trends, risk assessment and management and technical considerations concerning named executive officers, other executives and directors. Semler Brossy also assisted the Committee with the reporting of executive compensation matters relating to 2017 under applicable SEC disclosure rules. Semler Brossy does not provide services to Safeguard other than those provided to the Committee. Semler Brossy reported to and acted at the direction of, and attended selected meetings as requested by, the Chairperson of the Committee.

The Committee, which has the sole authority to hire and terminate its consultant, evaluates the performance of its consultant annually. In 2017, the Committee considered whether Semler Brossy was “independent,” pursuant to SEC and NYSE rules and our corporate governance documents, and determined that Semler Brossy and its consultants meet those independence standards. In addition, based on its evaluation of Semler Brossy’s independence and information provided by Semler Brossy, the Committee also determined in 2017 that Semler Brossy’s services did not present any conflict of interest.

The Committee has utilized the services of Semler Brossy since 2008. Semler Brossy is compensated on an hourly billing basis. Invoices are directed to and reviewed and approved by the Chairperson of the Committee before payment by Safeguard.

With respect to the New Strategy, Semler Brossy provided assistance to the Committee regarding compensation changes for executives and directors in support of the New Strategy, which included providing competitive information on similar initiatives, developing alternatives and working with the Committee’s other advisors to finalize executive employment agreements and long-term incentive programs.

Setting Executive Compensation

The Committee believes that a very significant portion of each executive’s total compensation should be variable or “at-risk.” It is the view of the Committee that the greater the ability of an executive (based on role and responsibilities at Safeguard) to impact Safeguard’s achievement of its short- and long-term objectives, the greater the percentage of such executive’s overall compensation that should be “at-risk.” In 2017, the Committee principally utilized variable/at-risk cash compensation and time-based equity awards to pursue its objectives in this regard. See “New Strategy - Changes in Compensation Policies and Practices” below.

Because no deployments were made in 2017 into new partner companies and, therefore, a pool of new partner companies to measure performance against does not exist, for the grants made in 2017, the Committee (1) chose to reduce the opportunity to earn long-term incentives by approximately 40% for each of Messrs. Zarrilli, McGroarty and Sisko as compared to the grants made in 2016 and (2) awarded such incentives solely in the form of restricted stock grants subject to time-based vesting. This compares to the value of the 2016 grants that were awarded at a ratio of 1/3 in time-based restricted stock and 2/3 in performance based stock units.

The following graphs represent the percentage of total 2017 compensation for the various elements (assuming the short-term and long-term awards are paid at target levels) for our Chief Executive Officer (approximately 70% of his compensation being variable/at-risk) and the average percentage of total compensation for each of these elements for the other two named executive officers (approximately 59% of their collective compensation being variable/at-risk) in 2017, further illustrating our emphasis on pay for performance:

Safeguard management provides the Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our named executive officers and other senior executives.

Specifically with regard to our named executive officers, the Committee annually reviews each element of total compensation and compares them to comparable elements at a group of specific companies and industries against which we believe we compete for talent and for shareholder investment, including the venture capital and private equity industries. The Committee also reviews each element of compensation by reference to industry-specific compensation surveys. The analysis provided to the Committee by Semler Brossy at its meeting in July 2016 for purposes of the Committee’s consideration of 2017 cash and total compensation levels measured our compensation against data from the following sources:

Proxy Peer Group Data	à	Business development companies, registered investment companies and holding companies that are representative of the unique nature of our business model for a publicly owned company. Included in this group were: Capital Southwest Corporation; 180 Degree Capital Corp. (f/k/a Harris & Harris Group, Inc.); Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.); Actua, Corp. (formerly ICG Group, Inc.); KCAP Financial, Inc.; Main Street Capital Corporation; Triangle Capital Corporation; American Capital Ltd.; Medallion Financial Corp.; and Rand Capital Corp.

Venture Capital Survey Data	à

Surveys used included the following:

Dow Jones Private Equity Analyst – Glocap Compensation Survey (data used is limited to venture capital funds with up to $500 million in assets under management)

US Mercer Benchmark Database – Executive (data used is limited to companies with revenues/sales under $500 million)

(Each of the surveys utilized is broad-based and, therefore, is not highly influenced by the data relating to any one company included in the survey.)

The Committee annually evaluates the companies and surveys used for comparison purposes to be certain that the comparables reviewed by the Committee remain appropriate given mergers/acquisitions that may have occurred and any changes in relevant business scope. In connection with the commencement of its process for its 2017 compensation review, in July 2016 the Committee determined that reviewing compensation from multiple perspectives was still appropriate given Safeguard’s unique business model. At such time, when the Committee prepared to conduct its annual review of total compensation levels for 2017, Semler Brossy did not recommend any changes to the proxy peer group. In July 2017, when the Committee prepared to conduct its annual review of total compensation levels for 2018, Semler Brossy recommended that the Committee remove American Capital Ltd. from the peer group (as American Capital Ltd. had been acquired). The Committee concurred with such recommendation and American Capital Ltd. was excluded in the competitive assessment used to determine the long-term incentive values for the named executive officers in connection with the December 2017 equity grants.

Recognizing that our business strategy, industry focus, and diverse array of partner companies make comparisons to other companies difficult, and based on the inherent challenge in matching companies, job positions and skill sets, the Committee has looked to competitive information for general guidance rather than rigid adherence to specific percentages. The Committee has determined that the overall objectives of our compensation philosophy are better achieved through flexibility in determining pay levels to address differences in duties and responsibilities, individual experience, skill levels and achievements and any retention concerns.

Outcome of the 2017 Say-on-Pay Vote and Shareholder Outreach

At our 2017 annual meeting of shareholders, our shareholders approved the compensation of our named executive officers, with approximately 82% of shareholder votes being cast in favor of our say-on-pay proposal on executive compensation. The Committee believes that this support from our shareholders is evidence that our pay-for-performance policies were aligned with our shareholders’ interests.

The Committee will continue to consider the outcome of our shareholders’ advisory vote on executive compensation and shareholder feedback when making future compensation decisions for our named executive officers.

2017 Compensation Program

During 2017, the Committee used the following principal elements of executive compensation to meet its overall goals:

Compensation Element	Objective	Key Features	Performance / At Risk?
Base Pay	Rewards an executive’s core competencies relative to skills, experience, responsibilities and anticipated contributions to us and our partner companies.	Reviewed annually in comparison to market data to ensure competitive base pay; subject to adjustment annually based on individual performance, experience, leadership and market factors.	No.

Annual Incentives	Rewards an executive’s contributions towards the achievement of annual corporate objectives and, if applicable, an executive’s achievement of individual performance objectives.	The Committee establishes annual performance objectives that align our compensation practices with our shareholders’ interests.	Yes; payout occurs only upon achievement of established measurable goals. May not pay out if annual performance goals are not met.

Stock Options and/or Restricted Stock (each subject to time-based vesting)	Encourages executive ownership of our stock and promotes continued employment with us through the use of vesting based on extended tenure with Safeguard.	Value is realized based on future stock price, with a direct correlation to changes in shareholder value.	Yes; value increases or decreases in correlation to share price.

Stock Options and/or Performance Stock Units (each subject to performance-based vesting)*	Correlates realized pay with increases in shareholder value over a long-term period.	Aligns the long-term incentive award with the factors critical to the creation of shareholder value.	Yes; executives may realize little or no value if pre-determined performance metrics are not achieved.

Health and Welfare Benefits	Provides benefits that are part of our broad-based employee benefit programs, including medical, dental, life insurance, disability plans and our 401(k) plan matching contributions.	Ensures competitive market practices and promotes continued employment.	No.

Severance and Change-in-Control Arrangements	Helps us retain certain of our named executive officers and other executives, providing us with continuity of executive management.	Equity awards to our senior executives provide for double-trigger vesting upon a change in control.	No.

* Note that this statement refers to grants made at the end of 2016 as we entered the 2017 calendar year. Because no deployments were made in 2017 into new partner companies and, therefore, a pool of new partner companies to measure performance against does not exist, for the grants made in 2017, long-term performance-based incentives were not awarded in 2017.

Base Pay. Base pay is established initially on the basis of several factors, including market competitiveness; past practice; individual performance and experience; the level of responsibility assumed; the level of skills and experience that can be leveraged across our partner companies to facilitate their growth and success; and individual employment negotiations with executives. Each of our named executive officers has an agreement with us that sets a minimum base salary.

Base salaries typically are reviewed annually (at the end of one year and the beginning of the upcoming calendar year) by the Committee, as well as in connection with a promotion or other changes in job responsibilities. As noted above, Safeguard believes it competes for executive talent with venture capital and private equity firms, among others. In considering whether to adjust base salary levels of any of our executives for 2017, the Committee took into account:

•	The proxy peer group and survey data provided by Semler Brossy;

•	The Committee’s assessment of Safeguard’s overall performance during 2016 and the ongoing individual performance of each of our named executive officers;

•	United States economic conditions, in general; and

•	Changes in scope of job responsibility.

The Committee does not typically make adjustments to the base salary levels for our executives based on cost-of-living types of factors.

In December 2016, the Committee reviewed the base salaries of our named executive officers, the individual performance of each of our named executive officers and the base salary compensation of our named executive officers relative to our proxy peers and, based on such review, the Committee determined that the base salaries of our named executive officers for 2017 would remain the same as the respective base salaries of our named executive officers for 2016.

Annual Incentives.

Incentive Opportunity. The Committee annually awards bonuses to our executives under Safeguard’s Management Incentive Program (“MIP”). The MIP is designed to provide a variable short-term incentive to each of our named executive officers and our other executives and employees principally based on Safeguard’s annual performance. These awards are determined annually following the end of each calendar year, based on the Committee’s assessment of: (i) the achievement by Safeguard of its objectives as a whole; and (ii) if applicable, the achievement by certain executives of individual performance objectives, as measured against target personal and corporate objectives established at the beginning of the year. Payments may be made in cash and/or equity, in the Committee’s discretion. The awards have been paid solely in cash in recent years. Neither the actual awards to be made under the MIP nor the minimum long-term value of any equity grants made is guaranteed.

For 2017, the Committee determined that each of our named executive officers and other senior executives would be eligible to receive an award under the MIP based 100% on the achievement by Safeguard of corporate objectives. Other employees also participated in our 2017 MIP. These other participants were eligible for MIP awards based on varied ratios of corporate and individual achievement based upon each individual’s position within Safeguard. The Committee may adjust the relative weightings of corporate and individual objectives for specified employees under our MIP, including our named executive officers, in the future in light of Safeguard’s overall compensation goals.

We believe that short-term compensation (such as base salary and annual incentive awards under the MIP) should not be based solely on the short-term performance of our stock, whether favorable or unfavorable, but also on our executives’ management of Safeguard towards achieving the annual goals that we believe will contribute to shareholder value.

2017 Performance Measures. Specifically, the Committee approved the following weighting for the corporate objectives under the 2017 MIP:

Weighting	Corporate Objectives
50% - Partner Company Performance

50% of the total possible points attributable to corporate objectives were based on the achievement by our partner companies of specific performance-related goals (with three or more measurable goals identified for each partner company). Specifically, the Committee:

•     Defined performance-related metrics for each of our partner companies as of the creation of the 2017 MIP (29 partner companies) that varied by partner company based on their business plans and strategies and stages of development. (A table highlighting a summary of the types of performance metrics for the partner companies in which Safeguard had deployed capital and held an active interest as of the adoption of the 2017 MIP is set forth below.)

•     Determined that, for 2017, partner companies would be grouped into three groups, based on the amount of capital deployed into each partner company by Safeguard. Partner companies representing our largest deployments, approximately $177.1 million deployed into 9 partner companies, constitute 47.45% of the target total points; the middle group of companies, representing the deployment of approximately $135.4 million into 11 partner companies, constitute 36.28% of the target total points; and the smaller group of companies, representing the deployment of approximately $60.7 million into 9 partner companies, constitute 16.26% of the target total points. The weighting of partner companies’ performance may vary from year to year based on such factors as the Committee determines to be appropriate. The intent of the weighting is to reward the activities that have the most impact on Safeguard’s value creation.

50% - Overall Corporate Performance

50% of the total possible points attributable to corporate objectives were based on the Committee’s evaluation of the overall corporate performance of Safeguard during 2017. The Committee specifically identified the following corporate objectives that would be considered in making its assessment of overall corporate performance:

•     Judiciously managing capital deployed to coincide with cash in-flow expectations;

•     Returning sufficient capital to pursue overall strategic intentions and exploring alternative financing methods; and

•     Share value appreciation in line with Safeguard’s proxy peer group.

The Committee also reserved the ability to consider its subjective analysis of the achievement of other corporate objectives and factors, such as strategic initiatives and accomplishments.

The Committee established the specific performance-based corporate and partner company target metrics based on recommendations of management and taking into consideration the stage of development of each of our partner companies. Within the specific parameters of the 2017 MIP, the Committee reserved a significant level of discretion in reaching final determinations of achievement levels attained, as described above. The determination to reserve such discretion and flexibility arose from the Committee’s belief, based on prior experience, that, given Safeguard’s business activities, as circumstances change throughout a given fiscal year, on a macro and/or a micro level, specific/rigid formulas or guidelines for measuring achievement set in the beginning of a year, if strictly applied, may well incent activity that does not result in, or compensation grants that do not match, actual shareholder value creation. The award criteria finally adopted were designed to provide management with a meaningful guideline for meeting the Committee’s criteria for a target award, but not guarantee achievement or make achievement somewhat inevitable or impossible. This approach is also intended to provide the possibility of exceeding target awards and some economic recognition, albeit reduced, for near achievement of the target.

The following table summarizes the specific types of performance metrics that we used to assess our partner companies included in the 2017 MIP. The achievement of the specific performance objectives set for our partner companies represents the basis upon which the Committee determined corporate achievement attributable to our partner companies under the 2017 MIP.

Partner Companies

AdvantEdge Healthcare Solutions Aktana Apprenda Nexxt, Inc. (formerly Beyond.com) Brickwork Cask CloudMine Clutch Holdings Full Measure Good Start Genetics	Hoopla InfoBionic Lumesis MediaMath Prognos (formerly Medivo) meQuilibrium Moxe NovaSom Pneuron	Propeller Health QuanticMind Sonobi Spongecell Syapse Transactis T-Rex Trice WebLinc Zipnosis

2017 Objectives / Targets (may include one or more of the following performance metrics)

•	Achieve specified level of annual revenue, annualized contract value, bookings, etc. with a significant focus on growth
•	Achieve specified level of EBITDA or specified margin
•	Complete additional equity or debt financing
•	Complete one or more acquisitions
•	Augment management team, board of directors or advisory board
•	Explore strategic and corporate development options
•	Expand sales efforts to additional territories
•	Achieve regulatory approval of specified products
•	Achieve product launch or expansion of product reach
•	Achieve commercial sales of product(s) or service(s), or successful product implementation
•	Increase customer base
•	Increase user base

Consistent with their respective employment agreements and Safeguard’s overall compensation philosophy, and based upon multiple factors reviewed by the Committee, including an assessment of competitive compensation data in the market in which Safeguard competes for executive talent and to better align the interests of Safeguard management and our shareholders, the Committee set the following target MIP awards for 2017 for our named executive officers:

Name	2016 MIP Target Variable Incentive (1)	2017 MIP Target Variable Incentive (1)	2018 MIP Target Variable Incentive (1)
Stephen T. Zarrilli	$696,000	$696,000	$696,000
Jeffrey B. McGroarty	$228,750	$228,750	$228,750
Brian J. Sisko	$360,000	$360,000	$360,000

(1)	The 2016 and 2018 MIP target variable incentive amounts have been included for comparison purposes.

There were no mandatory minimum awards payable under the 2017 MIP, and awards were paid based upon the Committee’s determination of the level of achievement of the corporate (and, for certain employees, individual performance) objectives. Payouts were measured in the aggregate on a sliding scale basis from 0% to a possible 150%.

Determination of 2017 Payouts.

In late 2017 and early 2018, the Committee reviewed Safeguard’s corporate performance against the corporate objectives set forth above and determined the following payout levels (with the final payouts conditioned upon the completion of the audit of our 2017 consolidated financial statements and internal control over financial reporting without any unexpected material adjustments, each of which has now occurred). Overall, the Committee determined that 2017 was a year of positive results for Safeguard, though not all goals were achieved. The key factors upon which the Committee based its determination of the payout level are also summarized below.

Corporate Objectives:	Payout Level (as a % of target)
Partner Company Performance	90%

• More than two-thirds of partner companies met or exceeded the majority of their applicable performance goals established as part of the 2017 MIP;

• Aggregate 2017 revenue for our partner companies as a whole grew by approximately 23% year over year; and

• Management teams were augmented, follow-on capital was successfully raised and partner companies were positioned for the next stage of development.

Overall Corporate Performance	60%

• Our total capital provided in the form of follow-on deployments in 2017 approximated $36.8 million to 18 of our partner companies;

• We realized approximately $16.9 million in aggregate cash proceeds (not including amounts deposited and held in escrow subject to release in future periods, or marketable securities sold for cash in subsequent periods) as follows: (i) $15.5 million related to the sale of our interest in Nexxt, Inc. (formerly, Beyond.com), not including a $10.5 million promissory note which was repaid in full in cash in March 2018 and (ii) $1.4 million in released escrow funds related to three prior year partner company exits (Putney, Quantia and AppFirst);

• We entered into a $75 million secured, revolving credit facility with HPS Investment Partners, LLC;

• Our stock price performed below the median performance of our proxy peer group; and

• We set the stage for 2018 success with multiple exit strategies in play.

Total Percentage	75%

Based on its assessment of the partial achievement of the 2017 MIP corporate objectives, the Committee authorized the following individual awards to Safeguard’s named executive officers. The Committee determined, based on consultations with the Committee’s independent consultant and analysis of data related to incentive payment practices being followed within Safeguard’s peer group and throughout the U.S. financial services industry as a whole, to pay 2017 MIP payments to our executives solely in cash.

Name	Payout Level (1)	Total Variable Incentive Payment
Stephen T. Zarrilli	75%	$522,000
Jeffrey B. McGroarty	75%	$171,563
Brian J. Sisko	75%	$270,000
Named Executive Officers, as a group (3 persons)	75%	$963,563

(1)	In percentage terms versus targeted incentive amount.

Long-Term Incentives.

As noted above, we compete for executive talent with venture capital and private equity firms, and the Committee reviews and includes comparative information regarding venture capital and private equity industry compensation practices as part of its overall compensation analysis. In these industries, executives (referred to as “managing partners” or “managing directors”) typically have compensation programs heavily weighted towards long-term incentive, structured as a share of the fund’s profits, payable in cash (referred to as “carry”). We historically have not, and in 2017 did not, provide our executives with the equivalent of a “carry.” Instead, as part of our overall executive compensation program we review our equity compensation plans in light of the type of economic benefit and performance metrics that would be included in a “carry” approach to compensation. We compared the initial equity awards made to our named executive officers against our assessment of the carry, which would typically be provided to executives in positions of comparable responsibility at private equity and/or venture capital firms at that time. Based upon information available to the Committee through its consultant, we continually reassess the competitiveness of our executives’ long-term compensation opportunity against a carry methodology as well as other relevant metrics from other types of businesses within our peer group. The potential value for long-term equity grants is intended to be competitive with those held by comparable executives at companies included in the comparison data that is reviewed annually by the Committee (as adjusted for the senior executive’s experience).

Through 2017, the principal approach utilized by the Committee to meet the need for a long-term incentive component to Safeguard’s executive compensation program has been the granting of significant amounts of equity to our named executive officers. Our equity compensation plans allow for the grant of: (i) stock options, (ii) restricted stock, (iii) restricted stock units (which include deferred stock units (“DSUs”) and performance stock units (“PSUs”)) and (iv) such other equity-based awards as the Committee may determine to be appropriate from time to time. The mix of the types of equity-based awards have varied from time to time.

Beginning in 2013, the Committee decided that equity grants in the form of restricted stock and restricted stock units would be the principal component of Safeguard’s long-term incentive program, although stock options have been granted from time to time. The decision to use primarily restricted stock and restricted stock units, a significant percentage of which have been subject to performance-based vesting based on the capital-return based vesting model (which the Committee initially implemented in 2008 and is discussed in more detail below) was based, in part, on a recommendation from the Committee’s compensation consultant to further align management’s interests with our shareholders’ interests and to create an appropriate balance for our senior executives between incentive and retention. The Committee also determined at that time that such capital-return based vesting model best aligned the long-term incentive award to the factors critical to the creation of shareholder value.

Entering 2017, the Committee once again determined to allocate equity grants (both initial and any annual grants) between (i) equity grants subject to performance-based vesting using the capital-return based vesting model, as discussed in more detail below, and (ii) equity grants subject to simple time-based vesting. It was the Committee’s view that allocating equity grants in this way aligned the long-term interests of Safeguard management and our shareholders and created a balance for our senior executives between incentive and retention. The Committee has always reserved the right to allocate equity grants in a different manner as circumstances dictate.

Our performance-based equity grants that remain outstanding are all subject to “capital-return based vesting.”

The capital-return based vesting model vests the particular equity grants awarded based on aggregate cash returns received by Safeguard from the ultimate monetizations of phantom “pools” of Safeguard’s partner companies that were typically first funded during the same calendar year in which those equity grants were made.

The capital-return based vesting model has evolved over time as conditions in the marketplace have changed and as the Committee has gained further experience with predicting intended or targeted outcomes. The basic capital-return based vesting model utilized entering 2017 provided that, subject to minimum time periods having expired with respect to grants that were granted on or after 2014, vesting will begin to occur once a minimum cash return hurdle with respect to the relevant partner company pool is reached and will continue to occur incrementally over time as cash returned on the relevant partner company pool approaches targeted levels. In all instances since the inception of the capital-return based vesting model, adjustments are made to the required cash return hurdle amounts if and when Safeguard deploys additional capital into any of the partner companies included in the relevant pool of partner companies.

For the performance-based equity grants that were granted through 2013, vesting of such grants begins to occur after cash proceeds received by Safeguard from the ultimate monetization of the pool of partner companies applicable to such grants equals the aggregate capital deployed by Safeguard in such pool of partner companies plus an amount approximating Safeguard’s annual overhead (“allocated overhead”). Proceeding on a linear basis from that point, all such grants will fully vest upon the achievement of a predetermined target amount of proceeds that must be received by Safeguard from the ultimate monetization of the pool of partner companies applicable to such grants. For such performance-based equity grants made through 2012, such predetermined target amounts of proceeds needed for full vesting are equal to 3 times the aggregate capital deployed by Safeguard in the relevant pool of partner companies (plus allocated overhead). For such performance-based equity grants made in 2013, such predetermined target amounts of proceeds needed for full vesting are equal to 2.4 times the aggregate capital deployed by Safeguard in the relevant pool of partner companies (plus allocated overhead). The foregoing change in target amounts for full vesting (i.e., 2.4 times capital deployed for 2013 deployments versus 3 times capital deployed for deployments through 2012) was due to the Committee’s determination that such a reduction was appropriate given the overall lower returns experienced generally within the venture capital and private equity markets since 2008. For the same reason, the Committee decided to further revise the predetermined target amounts of proceeds needed for initial vesting and full vesting for performance-based equity grants that were granted starting in 2014, and also considered the actual vesting that was occurring over time relating to the partner company pools previously created in the earliest years of the capital-return based vesting model as well as market feedback regarding Safeguard’s long-term incentive program.

For performance-based equity grants that were granted since 2014, the predetermined target amounts of proceeds that must be received by Safeguard from the ultimate monetizations of the applicable pool of partner companies before any vesting occurs for such equity grants was raised to 1.25 times the aggregate capital deployed by Safeguard in the applicable pool of partner companies (plus allocated overhead). Subject to minimum time periods having been reached as described below, such performance-based equity grants will vest, as follows:

Required Multiple of Capital Deployed in Applicable Pool (plus allocated overhead)*	Resulting Cliff Vesting and Cash Payment Metrics
1.25x	25% vesting
1.50x	50% (incremental 25%) vesting
1.75x	75% (incremental 25%) vesting
2.00x	100% (incremental 25%) vesting
2.25x	Cash equal to 25% of performance grant values
2.50x	Cash equal to 50% (incremental 25%) of performance grant values**

* Notwithstanding the above vesting thresholds, so as to ensure against the unlikely possibility that performance-based equity grants do not vest too quickly (for example, if cash proceeds relating to a particular pool are achieved very soon after the equity grant date), the Committee required that such performance-based equity grants not vest (or cash amounts be paid) more quickly than based upon the following schedule following grant:

•	March 15th of the second calendar year following the grant date - 25%; and

•	Each September 15th and March 15th thereafter - 12 ½% increments.

In addition, recipients must be actively employed/providing service to Safeguard through such dates.

**Cash amounts will continue to accrue/be paid at the rate of 25% of performance grant values for each .25x of additional return of deployed capital in the applicable pool; provided, however, no cash amounts shall accrue/be payable to any participant who is considered a named executive officer (for reporting purposes under the Securities Exchange Act of 1934) relating to any returns of capital beyond 3x deployed capital in the applicable pool, effectively capping the combined equity and cash incentive payout for named executive officers at 200%. No further vesting or cash accruals/payments will be made beyond the term of the grant, which is 10 years following the grant date.

As referenced elsewhere in this CD&A, in January 2018, Safeguard announced its New Strategy, representing a significant change in its business strategy going forward. See also “New Strategy - Changes in Compensation Policies and Practices” below. Because no deployments were made in 2017 into new partner companies and, therefore, a pool of new partner companies to measure performance against does not exist, for the grants made in 2017, the Committee (1) chose to reduce the opportunity to earn long-term incentives by approximately 40% for each of Messrs. Zarrilli, McGroarty and Sisko as compared to the grants made in 2016 and (2) awarded such incentives solely in the form of restricted stock grants subject to time-based vesting. This compares to the value of the 2016 grants that were awarded at a ratio of 1/3 in time-based restricted stock and 2/3 in performance based stock units.

Named Executive Officer	Restricted Shares (1)	Nominal Value of Restricted Shares (2)	PSUs	Target Value of PSUs
Stephen T. Zarrilli	56,495	$660,000	-	-
Jeffrey B. McGroarty	12,840	$150,000	-	-
Brian J. Sisko	23,111	$270,000	-	-

(1)	The shares of restricted stock granted vest 25% on March 1, 2019, and in 12 equal quarterly installments commencing on March 15, 2019, and on the fifteenth day of each June, September, December, and March thereafter, assuming the executive’s continued employment by Safeguard as of such dates.
(2)	Based on the average closing price of our stock for the 20 consecutive trading days immediately preceding the grant date (December 29, 2017).

As of December 31, 2017, the following vesting under capital-return based vesting grants had been achieved:

Performance Pool	Expiration Date	Vested Percentage
2008	September 30, 2016 and December 23, 2020	37%
2009	October 30, 2019	0%
2010	November 5, 2020	0%
2011	September 30, 2021	3%
2012	October 2, 2022 and December 5, 2022	0%
2013	October 31, 2023	0%
2014	December 31, 2024	0%
2015	December 31, 2025	0%
2016	December 31, 2026	0%

More information regarding the equity grants made to our named executive officers during 2017 can be found below under “Executive Compensation — Grants of Plan-Based Awards – 2017” as well as “New Strategy - Changes in Compensation Policies and Practices.”

The Committee annually reviews the equity awards held by our executives and other employees and also may consider awards periodically during a year in an effort to retain and motivate employees and to ensure continuing alignment of executive and shareholder interests. Grants may be made at regularly scheduled meetings or at special meetings convened to approve compensation arrangements for newly hired executives or for executives who have been promoted or are otherwise subject to changes in responsibilities. Any stock options granted are granted with an exercise price equal to the average of the high and low trading prices of our common stock on the date of grant. For administrative convenience, the Committee has adopted a policy of generally issuing approved grants on the last business day of the quarter for new hires and on the last business day of the month in which grants are approved by the Committee for all other grants.

Perquisites (fringe benefits). During 2017, we provided life insurance coverage ranging from $750,000 to $1,000,000 to each of our named executive officers at an average annual cost to Safeguard of approximately $2,466 per named executive officer. Our named executive officers also are eligible to participate in the fringe benefits that Safeguard may offer, from time to time, on a non-discriminatory basis to all of our employees.

Severance and Change-in-Control Arrangements

During 2017, all of our executive officers were employed on an at-will basis. However, each of our named executive officers also have an agreement with Safeguard that provides for certain severance benefits in the event of termination of employment by Safeguard without “cause” or by the officer for “good reason” (as defined in the agreements).

Pursuant to those agreements, upon the occurrence of a termination event, each executive will be entitled to those benefits outlined in his agreement with us, which include a multiple of his then current base salary, payment of his pro rata bonus for the year of termination, accelerated vesting of certain equity awards, extension of the post-termination exercise period within which some or all of the equity awards held by the executive may be exercised, coverage under our medical, health and life insurance plans for a designated period of time and outplacement services or office space. See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for a summary of the specific benefits that each named executive officer will receive upon the occurrence of a termination event.

All of the agreements under which our named executive officers receive benefits in the event of a “change in control” require a “double trigger,” namely a change in control coupled with a loss of employment or a substantial change in job duties. We believe a “double trigger” provides retention incentives as well as continuity of management in the event of an actual or threatened change in control.

Key Employee Compensation Recoupment Policy

In April 2013, the Board approved a Key Employee Compensation Recoupment Policy (the “Recoupment Policy”). Under the Recoupment Policy, we have the right to require any “key employee” to reimburse to Safeguard all or any part of an amount equal to any cash incentive award, and/or to forfeit all or any part of any equity grant (whether vested or not), awarded, paid and/or made to such key employee within three years of a “Triggering Event” under the Recoupment Policy. For purposes of the Recoupment Policy, the term “key employee” means each of our named executive officers, each other Safeguard employee who holds the title of Vice President or above, and our controller and assistant controller. A “Triggering Event” is one or more of the following, as determined by the Board or the Committee, in its sole discretion: (i) it is determined that (a) a key employee engaged in any fraud, misconduct, gross negligence or ethical misconduct which resulted in a financial restatement by Safeguard, or any material adverse impact on Safeguard, and (b) the key employee received any cash incentive award or equity grant from Safeguard, the payment or issuance of which was based in whole or in part on such actions of the key employee; or (ii) it is determined that Safeguard’s consolidated financial statements or any other metric utilized by the Committee to establish, in whole or in part, a cash incentive award or equity grant to the key employee were inaccurate due, in whole or in part, to the fraud, misconduct, gross negligence or ethical misconduct of the key employee. The Committee will administer and enforce the Recoupment Policy on behalf of Safeguard and has broad, sole discretionary authority to interpret and to make determinations with respect to the Recoupment Policy. The Committee’s determinations will be final and binding on all key employees and other persons.

The Recoupment Policy was adopted in furtherance of the commitment by the Committee and the Board to sound executive compensation practices and effective corporate governance, and not in response to any particular situation or circumstance. Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to promulgate regulations applicable to public companies that require the recovery of incentive compensation in the event of a financial statement restatement and certain other circumstances. The Board intends to review the Recoupment Policy following SEC adoption of final rules to implement Section 954 of Dodd-Frank and the effectiveness of the applicable NYSE listing standards to ensure compliance.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any of the companies’ chief executive officer and certain other NEOs. Prior to the effectiveness of the Tax Cuts and Jobs Act, performance-based compensation satisfying certain requirements was not subject to this deduction limitation. Effective January 1, 2018, the performance-based compensation exception is not available to public companies, except for certain limited grandfathered arrangements.  We periodically reviewed potential consequences of Section 162(m) and, prior to January 1, 2018, the stock options and PSUs awarded under our equity compensation plan were intended to comply with the provisions of Section 162(m).

Stock Ownership Guidelines

Our Board has established stock ownership guidelines that are designed to closely align the long-term interests of our named executive officers and other senior executives with the long-term interests of our shareholders. During 2017 our ownership guidelines were as follows:

Executive	Ownership Requirement
Chief Executive Officer	4X Base Salary
Executive Vice President / Chief Financial Officer	3X Base Salary
Senior Vice President	2X Base Salary

The Nominating & Corporate Governance Committee monitors compliance with the ownership requirements as of the end of each calendar year. Shares counted toward these guidelines include:

•	Shares beneficially owned by the executive officer;
•	Vested portion of restricted stock units (including DSUs and PSUs) and restricted stock awards; and
•	Net value of shares underlying vested, in-the-money options (“Net Option Value”).

For purposes of calculating the value to be used in monitoring compliance with the ownership guidelines, we utilize (a) the greater of the current value or the cost basis of purchased shares or vested restricted stock units/restricted stock awards as to which the executive has declared income and paid taxes; and (b) our trailing six-month average share price in determining Net Option Value.

The Nominating & Corporate Governance Committee has also established the timeframe within which each executive must attain the required holding levels. The stock ownership guidelines in effect in 2017 provide that each executive generally must meet the stock ownership requirement by December 31st of the year of the fifth anniversary of the event triggering the stock ownership requirement (or any increase in the stock ownership requirement). No sales of Safeguard stock by our named executive officers are permitted during the period in which the ownership requirement is not met (except for limited stock sales to meet tax obligations), without the approval of the Board or our Nominating & Corporate Governance Committee. As of the date of this report, Mr. Sisko, one of our named executive officers, has achieved the required stock ownership level.

Prohibition on Speculation in Safeguard Stock

Safeguard’s policy on securities trading prohibits our executive officers, directors, and other employees from engaging in activities with regard to our stock that can be considered as speculative, including but not limited to, short selling (profiting if the market price of our securities decreases); buying or selling publicly traded options (e.g., a put option, which is an option or right to sell stock at a specific price prior to a specified date, or a call option, which is an option or right to buy stock at a specific price prior to a specified date); and hedging or any other type of derivative arrangement that has a similar economic effect. Our executive officers and directors also are prohibited from pledging, directly or indirectly, our common stock or the stock of any of our partner companies, as collateral for indebtedness.

New Strategy - Changes in Compensation Policies and Practices

In January 2018, the Company announced its New Strategy. Under the New Strategy, effective immediately, the Company ceased making capital deployments into any new partner company opportunities and is focusing its efforts on managing and financially supporting its existing partner companies to exit events, and ultimately returning the net proceeds of such efforts to its shareholders. Other than as specifically noted, the discussion set forth in this CD&A concerning the Company’s compensation policies and practices, relates to periods prior to the establishment of the New Strategy, and, therefore, does not necessarily reflect policies and practices that will prevail or apply under the New Strategy.

In connection with the New Strategy, on April 10, 2018, the Committee approved, and the Board adopted, the Safeguard Scientifics, Inc. Transaction Bonus Plan (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the New Strategy.

Under the LTIP, participants may receive awards in connection with sales of the Company’s partner company assets (“Sale Transaction(s)”). At the Board’s sole discretion following a Sale Transaction, the Company may, but has no obligation to, provide a bonus pool under the LTIP in the amount of 0.5% or 1.0% of the transaction consideration (as defined in the LTIP and set forth below), based on a range of transaction consideration and subject to a minimum amount of transaction consideration. For purposes of the LTIP, “transaction consideration” means, in connection with a Sale Transaction (A) the gross value of all cash, securities and other property actually received by the Company, directly or indirectly, from an acquiror and the amount of all indebtedness of the Company assumed by the acquiror, directly or indirectly, in connection with the Sale Transaction, minus (B) the sum of (i) all payments reasonably estimated by the Board to be due from the Company as a result of the Sale Transaction and (ii) the amount of commissions, fees and expenses payable to the Company’s investment bankers and the amount of fees and expenses payable to the Company’s professional advisors in connection with the Sale Transaction.

All current officers and employees of the Company are eligible to participate in the LTIP, provided that they remain employed by the Company through at least July 31, 2018. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP, and the amounts of the awards relating to the bonus pool, if any.

The Committee also awarded, to all holders of performance unit and stock unit awards previously granted under the Company’s 2014 Equity Compensation Plan (the “Plan”), dividend equivalents relating to such awards. The Committee awarded such dividend equivalents, meaning amounts determined by multiplying (i) the number of shares of Company stock or stock units subject to an award under the Plan by (ii) the per-share extraordinary dividend or distribution paid by the Company on its stock as described in Section 5(c) of the Plan (“Dividend Equivalents”), to grantees to the extent the grantees held any of the following awards under the Plan: (1) stock units that have not yet been vested and distributed, and (2) performance units that have not yet been vested and distributed. The Dividend Equivalents are subject to the same vesting terms and other conditions of the existing awards and will be governed by the terms of the existing award and the Plan.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Safeguard’s Annual Report on Form 10-K for fiscal year 2017 and Safeguard’s proxy statement for its 2018 annual meeting of shareholders.

Members of the Compensation Committee:

Julie A. Dobson, Chairperson

Stephen Fisher	George F. MacKenzie, Jr.	John J. Roberts

Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2017, 2016 and 2015

The table below is a summary of total compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2017, 2016, and 2015. At December 31, 2017, there were three individuals serving as named executive officers of Safeguard.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Stephen T. Zarrilli	2017	580,000	—	640,292	—	522,000	—	19,254	1,761,546
President and Chief	2016	580,000	175,000	1,007,718	—	605,520	—	19,101	2,387,339
Executive Officer	2015	550,000	—	729,748	—	528,000	—	17,924	1,825,672

Jeffrey B. McGroarty	2017	305,000	—	145,523	—	171,563	18,216	15,330	655,632
Senior Vice President and	2016	305,000	—	229,031	—	199,013	8,655	15,080	756,779
Chief Financial Officer	2015	305,000	—	202,701	—	183,000	950	15,080	706,731

Brian J. Sisko	2017	400,000	—	261,931	—	270,000	11,901	17,900	961,732
Chief Operating Officer,	2016	400,000	—	412,243	—	313,200	5,654	17,650	1,148,747
Executive Vice President and Managing Director	2015	375,000	—	364,868	—	270,000	621	17,521	1,028,010

(1)	The amount reported represents a discretionary bonus awarded by the Compensation Committee for exceptional performance which was outside of the scope of the corporate objectives established under our 2016 Management Incentive Plan (“MIP”). Amounts earned by our named executive officers under each year’s MIP are reported under “Non-Equity Incentive Plan Compensation.” Payment of this discretionary bonus was made in March of 2017.

(2)	Consistent with SEC rules, stock and option awards are required to be valued using the aggregate grant date fair value computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Even though awards may be forfeited, the amounts reported do not reflect this contingency. Amounts reported for these awards do not reflect our accounting expense for these awards during the year and may not represent the amounts that our named executive officers will actually realize from the awards. Whether, and to what extent, our named executive officers realize value will depend on (i) the achievement of the capital-return based vesting criteria associated with certain stock options and PSUs awarded; (ii) our stock price; and (iii) an individual’s continued employment. Vesting of awards held by our named executive officers may be accelerated in certain circumstances as detailed below under “Potential Payments upon Termination or Change in Control.”

(3)	For 2017, the Compensation Committee awarded time-based vesting restricted stock. No PSUs were awarded in 2017. The fair value of the restricted stock is based on $11.3336 per share for awards granted on December 29, 2017, which was the average of the high and low trading prices of a share of our common stock on the grant date. The PSUs issued in 2015 and 2016 are subject to capital-return based vesting criteria and vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies over a 10-year period, plus allocated overhead, as described in detail under “Compensation Discussion and Analysis –– Long-Term Incentives.” Each PSU entitles a named executive officer to receive one share of Safeguard common stock on or about the date upon which the PSU vests, and, if applicable, cash accruals/payments if the capital returned to Safeguard equals or exceeds 2.25 times the capital deployed plus allocated overhead. No named executive officer may receive any cash amounts beyond the point at which the cash returned to Safeguard equals 3.0 times the capital deployed plus allocated overhead, effectively capping the combined equity and cash incentive payout for such named executive officers at 200%. The grant date fair values for the PSUs included in this column were computed based upon the probable outcome of the performance conditions as of the grant date.

(4)	The amounts reported in this column represent payments made in March 2018 for awards earned under our 2017 Management Incentive Plan, which is described in detail under “Compensation Discussion and Analysis—2017 Compensation Program.”

(5)	For 2017, All Other Compensation includes the following amounts:

Name	401(k) Matching Contribution ($)	Life Insurance Premiums ($)	Group Life Insurance Imputed Income ($)
Stephen T. Zarrilli	13,500	3,432	2,322
Jeffrey B. McGroarty	13,500	1,371	459
Brian J. Sisko	13,500	2,594	1,806

Our named executive officers also have occasional personal use of tickets to various sporting events at no incremental cost to us and are eligible to receive matching charitable contributions under our program, which is available to all employees, subject to a maximum of $1,500 in matching contributions for each individual for each calendar year.

Each of our current named executive officers has an employment agreement with us that sets his initial base salary and respective initial minimum annual cash incentive target award as follows: Mr. Zarrilli ($340,000 salary; $195,000 target award); Mr. McGroarty ($275,000 salary; $206,250 target award); and Mr. Sisko ($340,000 salary; $250,000 target award). Base salaries and annual cash incentive target awards for each named executive officer, which are reviewed by the Compensation Committee each year, currently exceed these contractual minimum amounts. None of the employment agreements provide for a term of employment and each of our executive officers is an “employee-at-will.” The primary focus of these agreements is to provide our executive officers with severance benefits in the event of a termination of employment involuntarily, without cause or for good reason, or upon a change in control, as described below under “Potential Payments upon Termination or Change in Control.”

The components of compensation reported in the Summary Compensation Table, including an explanation of the amount of salary and cash incentive compensation in proportion to total compensation, are described in detail under “Compensation Discussion and Analysis.”

Grants of Plan-Based Awards — 2017

The following table shows non-equity and equity incentive plan awards and stock awards granted during 2017 to our named executive officers.

	Grant	Date of Committee	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on Date of	Grant Date Fair Value of Stock And Option
Name	Date (2017)	Action (2017)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(2)(3)(4)	Options (#)	Awards ($/Sh)	Grant ($/Sh)	Awards ($)(5)
Stephen T.	07/25	07/25	—	696,000	1,044,000	—	—	—	—	—	—	—	—
Zarrilli	12/29	12/29	—	—	—	—	—	—	56,495	—	—	—	640,292

Jeffrey B.	07/25	07/25	—	228,750	343,125	—	—	—	—	—	—	—	—
McGroarty	12/29	12/29	—	—	—		—	—	12,840	—	—	—	145,523

Brian J. Sisko	07/25	07/25	—	360,000	540,000	—	—	—	—	—	—	—	—
	12/29	12/29	—	—	—	—	—	—	23,111	—	—	—	261,931

(1)	These awards were made under our 2017 MIP. There were no mandatory minimum awards payable under our 2017 MIP and the maximum awards payable were 150% of the target amounts. The amounts in the table represent payouts that might have been achieved based on performance at target or maximum performance levels. Actual payments under these awards, which have already been determined and were paid in March 2018, are included for 2017 in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	The vesting of equity awards may be accelerated upon death, permanent disability, retirement on or after 65th birthday, termination of employment for good reason or without cause, or termination of employment in connection with a change in control. Further information regarding the equity awards that are subject to acceleration of vesting in each circumstance can be found below under “Potential Payments upon Termination or Change in Control.”

(3)	The aggregate 2017 long-term incentive value of the grants made to each of our named executive officers was as follows: Mr. Zarrilli – $660,000; Mr. McGroarty – $150,000; and Mr. Sisko – $270,000. The number of shares of restricted stock awarded to each of our named executive officers was determined by dividing each such value by the average closing price of a share of our common stock on the NYSE composite tape for the 20 consecutive trading days immediately preceding the grant date, which was $11.6825.

(4)	The restricted stock vests as to 25% of the underlying shares on March 1, 2019, and as to the remaining 75% of the underlying shares in 12 equal quarterly installments commencing on March 15, 2019, and on the fifteenth day of each June, September, December, and March thereafter. The restricted stock was granted under our 2014 Equity Compensation Plan.

(5)	The amounts in this column represent the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. The assumptions used by us in calculating these amounts are incorporated by reference to Note 7 to our Consolidated Financial Statements in the Original Form 10-K.

Outstanding Equity Awards at Fiscal Year-End — 2017

The following table shows the equity awards we have made to our named executive officers that were outstanding at December 31, 2017.

		Option Awards						Stock Awards
	Grant	Number of Securities Underlying Unexercised Options (#)(1)	Number of Securities Underlying Unexercised Options (#)(1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Date	Exercisable	Unexercisable	(#)(2)		($)	Date	(#)(2)(3)	($)(4)	(#)(2)(5)	($)(4)
Stephen T.	10/30/09	—	—	10,875	(6)	9.825	10/30/19	—	—	—	—
Zarrilli	10/30/09	—	—	—		—	—	—	—	7,250	81,200
	11/05/10	3,755	—	—		15.105	11/05/18	—	—	—	—
	11/05/10	—	—	11,265	(6)	15.105	11/05/20	—	—	—	—
	11/05/10	—	—	—		—	—	—	—	5,630	63,056
	09/30/11	4,914	—	—		15.070	09/30/19	—	—	—	—
	09/30/11	453	—	14,288	(6)	15.070	09/30/21	—	—	—	—
	09/30/11	—	—	—		—	—	—	—	7,144	80,013
	10/02/12	4,789	—	—		15.435	10/02/20	—	—	—	—
	10/02/12	—	—	14,368	(6)	15.435	10/02/22	—	—	—	—
	10/02/12	—	—	—		—	—	—	—	7,184	80,461
	12/05/12	19,813	—	—		13.890	12/05/20	—	—	—	—
	12/05/12	—	—	59,437	(6)	13.890	12/05/22	—	—	—	—
	12/05/12	—	—	—		—	—	—	—	29,719	332,853
	10/31/13	—	—	—		—	—	—	—	24,745	277,144
	12/31/14	—	—	—		—	—	3,004	33,645	24,037	269,214
	12/31/15	—	—	—		—	—	10,090	113,008	40,359	452,021
	12/30/16	—	—	—		—	—	29,914	335,037	59,827	670,062
	12/29/17	—	—	—		—	—	56,495	632,744	—	—

Jeffrey B.	10/30/09	—	—	2,625	(6)	9.825	10/30/19	—	—	—	—
McGroarty	10/30/09	—	—	—		—	—	—	—	1,750	19,600
	11/05/10	875	—	—		15.105	11/05/18	—	—	—	—
	11/05/10	—	—	2,625	(6)	15.105	11/05/20	—	—	—	—
	11/05/10	—	—	—		—	—	—	—	1,313	14,706
	09/30/11	875	—	—		15.070	09/30/19	—	—	—	—
	09/30/11	81	—	2,544	(6)	15.070	09/30/21	—	—	—	—
	09/30/11	—	—	—		—	—	—	—	1,273	14,258
	10/02/12	875	—	—		15.435	10/02/20	—	—	—	—
	10/02/12	—	—	2,625	(6)	15.435	10/02/22	—	—	—	—
	10/02/12	—	—	—		—	—	—	—	1,313	14,706
	12/05/12	1,800	—	—		13.890	12/05/20	—	—	—	—
	12/05/12	—	—	5,400	(6)	13.890	12/05/22	—	—	—	—
	12/05/12	—	—	—		—	—	—	—	2,700	30,240
	10/31/13	—	—	—		—	—	—	—	6,748	75,578
	12/31/14	—	—	—		—	—	851	9,531	6,807	76,238
	12/31/15	—	—	—		—	—	2,802	31,382	11,211	125,563
	12/30/16	—	—	—		—	—	6,799	76,149	13,597	152,286
	12/29/17	—	—	—		—	—	12,840	143,808	—	—

		Option Awards						Stock Awards
	Grant	Number of Securities Underlying Unexercised Options (#)(1)	Number of Securities Underlying Unexercised Options (#)(1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Date	Exercisable	Unexercisable	(#)(2)		($)	Date	(#)(2)(3)	($)(4)	(#)(2)(5)	($)(4)
Brian J.	10/30/09	—	—	10,875	(6)	9.825	10/30/19	—	—	—	—
Sisko	10/30/09	—	—	—		—	—	—	—	7,250	81,200
	11/05/10	3,755	—	—		15.105	11/05/18	—	—	—	—
	11/05/10	—	—	11,265	(6)	15.105	11/05/20	—	—	—	—
	11/05/10	—	—	—		—	—	—	—	5,630	63,056
	09/30/11	3,879	—	—		15.070	09/30/19	—	—	—	—
	09/30/11	358	—	11,280	(6)	15.070	09/30/21	—	—	—	—
	09/30/11	—	—	—		—	—	—	—	5,640	63,168
	10/02/12	3,672	—	—		15.435	10/02/20	—	—	—	—
	10/02/12	—	—	11,015	(6)	15.435	10/02/22	—	—	—	—
	10/02/12	—	—	—		—	—	—	—	5,508	61,690
	12/05/12	810	—	—		13.890	12/05/20	—	—	—	—
	12/05/12	—	—	2,430	(6)	13.890	12/05/22	—	—	—	—
	12/05/12	—	—	—		—	—	—	—	1,215	13,608
	10/31/13	—	—	—		—	—	—	—	12,373	138,578
	12/31/14	—	—	—		—	—	1,368	15,322	10,945	122,584
	12/31/15	—	—	—		—	—	5,045	56,504	20,179	226,005
	12/31/16	—	—	—		—	—	12,237	137,054	24,475	274,120
	12/29/17	—	—	—		—	—	23,111	258,843	—	—

(1)	Unless otherwise identified by footnote, options are subject to time-based vesting, with 25% of the underlying shares vesting on the first anniversary date of the grant date and the remaining underlying shares vesting in 36 equal installments each month thereafter.

(2)	Vesting of equity awards may be accelerated upon death, permanent disability, retirement on or after 65th birthday, termination of employment for good reason or without cause, or termination of employment in connection with a change in control. Further information regarding the equity awards that are subject to acceleration of vesting in each circumstance can be found below under “Potential Payments upon Termination or Change in Control.”

(3)	The shares included in this column vest as follows: (i) awards granted before 2013 vest 25% on the first anniversary date of the grant date, with the remaining 75% of the shares vesting in equal monthly installments over the next 36 months thereafter; (ii) awards granted in 2013 vest 25% on the fifteenth day of the month following the first anniversary of the grant date, with the remaining 75% of the shares vesting in equal monthly installments over the next 36 months thereafter; and (iii) awards granted in 2014, 2015, 2016 and 2017 vest 25% on March 1 in the second calendar year following the grant and in 12 equal quarterly installments commencing on March 15 in the second calendar year following the grant and on the fifteenth day of each June, September, December, and March thereafter.

(4)	Under SEC rules, the value is calculated based on the year-end closing stock price of $11.20, as reported on the NYSE composite tape, multiplied by the number of shares or the number of shares of stock underlying the PSUs that have not vested.

(5)	The PSUs included in this column are subject to capital-return based vesting and vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies over a 10-year period, as described in detail under “Compensation Discussion and Analysis –– Long-Term Incentives.” The capital-return based vesting for the PSUs included in this column is tied to the following partner companies: (i) for the 2009, 2011, 2014, 2015 and 2016 grants, those partner companies into which we first deployed capital during the preceding 12 months; (ii) for the 2010 and 2012 grants, those partner companies into which we first deployed capital during the preceding 24 months; and (iii) for the 2013 grants, those partner companies into which we first deployed capital during the period November 2012 through December 2013. Each PSU entitles a named executive officer to receive one share of Safeguard common stock on or about the date upon which the PSU vests, and, for PSUs awarded in 2014, 2015 and 2016, cash accruals/payments if the capital returned to Safeguard exceeds 2.0 times the capital deployed plus allocated overhead. No named executive officer may receive any cash amounts relating to the 2014, 2015 and 2016 PSUs, respectively, beyond the point at which the cash returned to Safeguard equals 3.0 times capital deployed (plus allocated overhead), effectively capping the combined equity and cash incentive payout for such named executive officers at 200%. Notwithstanding the above, so as to ensure against the unlikely possibility that grants could, in theory, vest quickly if cash proceeds relating to a particular pool are achieved very soon after the equity grant date, the Committee required, beginning in 2014, that none of such equity may vest (or cash amounts be paid) more quickly than based upon the following schedule following grant: March 15 in the second calendar year following the grant - 25%; each semi-annual anniversary of the grant thereafter through March 15 in the fifth calendar year following the grant - 12 ½% increments.

(6)	These options are subject to capital-return based vesting and vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies, as described in detail under “Compensation Discussion and Analysis –– Long-Term Incentives.” The capital-return based vesting for the options is tied to the following partner companies: (i) for the 2009 and 2011 grants, those partner companies into which we first deployed capital during the preceding 12 months; and (ii) for the 2010 and 2012 grants, those partner companies into which we first deployed capital during the preceding 24 months.

Option Exercises and Stock Vested — 2017

The following table shows stock options that were exercised by our named executive officers during 2017 and restricted stock awards that vested during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Stephen T. Zarrilli	3,625	9,697	14,985	184,420
Jeffrey B. McGroarty	875	3,609	4,169	51,300
Brian J. Sisko	3,625	7,250	7,358	90,591

(1)	The value realized on exercise is determined by multiplying the number of shares acquired on exercise by the difference between the exercise price and the average of the high and low trading prices of Safeguard’s common stock, as reported on the NYSE consolidated tape, on the exercise date, or, for those shares that were sold upon exercise of the options, the difference between the sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)	The value realized on vesting is determined by multiplying the number of shares vested by the average of the high and low trading prices of Safeguard’s common stock, as reported on the NYSE consolidated tape, on each vesting date.

Nonqualified Deferred Compensation — 2017

In 2003, Safeguard adopted an Executive Deferred Compensation Plan, which is a nonqualified, unfunded plan that provided for a designated group of employees to obtain credits in the form of Safeguard contributions that were allocated to accounts for the benefit of each participant. Participants were not able to defer compensation under the plan. This plan was adopted in order to approximate matching contributions under our 401(k) plan which, based upon the terms and structure of our 401(k) plan, were not available to our most highly compensated personnel.

During 2008, the Compensation Committee approved a change to our 401(k) plan which allowed matching contributions for all of our employees beginning in 2009. Therefore, no contributions have been made to this plan since 2009, and we do not expect to make any future contributions under this plan. Amounts accrued for prior periods will remain credited, and earnings on those prior amounts will continue to be credited, to prior participants in accordance with the terms of the plan.

Lump sum distributions of the vested balance in a named executive officer’s account are made six months following termination.

A committee appointed by Safeguard’s Board selects the funds or indices that are used for purposes of calculating the earnings that are credited to each participant’s account based on a notional investment in the selected funds or indices. Since July 2011, we have calculated earnings based on the performance of the notional investment in the Vanguard 500 Index Admiral Fund (VFIAX), one of the investment choices available to participants in our 401(k) plan. The committee, in its discretion, may replace this fund and add new funds.

The following table shows earnings during 2017 and account balances at December 31, 2017, for our named executive officers.

Name	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Stephen T. Zarrilli	—	—	—	—
Jeffrey B. McGroarty	—	18,216	—	97,584
Brian J. Sisko	—	11,901	—	63,752

(1)	Earnings in the last fiscal year are included in the Summary Compensation Table under “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(2)	The balance in each named executive officer’s account consists of contributions credited by us and notional accrued gains or losses. At December 31, 2017, each of our named executive officers was fully vested.

CEO Pay Ratio – 7.3:1

The Committee reviewed a comparison of our President and Chief Executive Officer’s annual total compensation in 2017 to that of all other Safeguard employees for the same period. The calculation of annual total compensation of all employees was determined based on base salary received in 2017 and payment received under the Management Incentive Program for performance in 2017 (which was paid in March 2018):

Our calculation includes all employees as of November 30, 2017.

We determined our median employee by: (i) calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the CEO from lowest to highest (a list of 26 employees) and (iii) because we have an even number of employees when not including the CEO, determining the average of the annual total compensation of the two employees ranked 13th and 14th on the list (the “Median Employee”).

Following the same methodology used to calculate “Total ($)” for our President and Chief Executive Officer as shown in the “Summary Compensation Table” in this report, the annual total compensation for 2017 for our President and Chief Executive Officer was $1,761,546 and the annual total compensation for 2017 for the Median Employee was $240,276. The resulting ratio of our President and Chief Executive Officer’s pay to the pay of our Median Employee for 2017 is 7.3 to 1.

Potential Payments upon Termination or Change in Control

Agreements with Messrs. Zarrilli, McGroarty, and Sisko

Messrs.  Zarrilli, McGroarty and Sisko each have agreements with us that provide for certain benefits upon termination of employment without cause or for good reason, either involuntarily or in connection with a change in control. Under these agreements, the following definitions apply:

Cause	à	Violation of any of our written policies; appropriation of a material business opportunity of our company; misappropriation of company assets; conviction of a felony or any other crime with respect to which imprisonment is a possible punishment; or breach of any material term of the executive’s employment agreement or any other agreement with, or duty owed to, us or any of our partner companies.

Good Reason	à	A material diminution, without the executive’s consent, in the nature or status of the executive’s position, title, reporting relationship, duties, responsibilities or authority; a material reduction of the executive’s base salary; a material breach by us of the executive’s agreement; the relocation of our principal office by more than 30 to 35 miles (as specified in each individual’s agreement); or an executive’s assignment, without his consent, to be based anywhere other than our principal office.

Change in Control	à

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

•     We are subject to a merger or other business combination transaction as a result of which holders of a majority of our equity securities do not own a majority of the equity securities of the surviving company; or

•     We sell all or substantially all of our assets or are liquidated.

Payments Made upon Involuntary Termination of Employment without Cause or for Good Reason

Messrs. Zarrilli, McGroarty and Sisko will receive the following benefits upon involuntary termination of employment without cause or for good reason:

•	A lump sum payment equal to 1.5 times the executive’s then current base salary and the executive’s earned prorated bonus for the year of termination;
•	All time-vested stock options will fully vest and remain exercisable for 36 months and vested performance-based stock options will remain exercisable for 12 months (unless any of the options would by their terms expire sooner, in which case they may be exercised at any time prior to expiration);
•	12 months’ continued coverage under our medical, dental, and life insurance plans; and
•	Up to $20,000 for outplacement services or office space.

Payments Made upon a Change in Control or Involuntary Termination of Employment without Cause or for Good Reason in Connection with a Change in Control

Messrs. Zarrilli, McGroarty and Sisko will not be entitled to any other payments or benefits (except those that are provided on a non-discriminatory basis to our employees generally upon termination of employment) unless the change in control is coupled with a loss of employment or a substantial change in job duties as described above.

Upon involuntary termination of employment without cause or for good reason within 18 months following a change in control, our named executive officers will receive the following benefits:

•	A lump sum payment equal to 1.5 times the executive’s then current base salary and the executive’s earned prorated bonus for the year of termination;
•	All time-vested stock options will fully vest and remain exercisable for 36 months and all performance-based stock options that have not otherwise vested will vest and remain exercisable for 24 months (unless any of the options would by their terms expire sooner, in which case they may be exercised at any time prior to expiration);
•	All restricted stock awards and PSUs that have not otherwise vested will vest;
•	12 months’ continued coverage under our medical, dental, and life insurance plans; and
•	Up to $20,000 for outplacement services or office space.

Other Payments Made upon Termination of Employment

Regardless of the manner in which a named executive officer’s employment terminates, he also generally will receive payments and benefits that are provided on a non-discriminatory basis to our employees upon termination of employment, including the following:

•	Amounts earned during his term of employment;
•	Upon his death, disability or voluntary termination of employment, his accrued unused vacation pay;
•	Amounts contributed by us for the year of termination under our 401(k) plan (if he has completed the required hours of service, if any, and is an employee on the date as of which we make a contribution);
•	Distribution of accrued and vested plan balances under our 401(k) plan and nonqualified deferred compensation plan;
•	Reimbursement of eligible dental expenses for services incurred prior to termination;
•	Upon his death, disability or retirement on or after his 65th birthday, accelerated vesting of stock options subject to time-based vesting that have not otherwise vested and extension of the post-termination exercise period for all stock options from 90 days to 12 months; and
•	Upon his death or disability, payment of benefits under our other broad-based employee benefit programs, including short-term and long-term disability plans, life insurance program, accidental death and dismemberment plan and business travel insurance plan, as applicable.

The following table shows the potential incremental payments and benefits which our named executive officers would have been entitled to receive upon termination of employment in each situation listed in the table below under their respective agreements and our broad-based employee benefit programs. The amounts shown do not include certain payments and benefits available generally to salaried employees upon termination of employment, such as distributions from our 401(k) and deferred compensation plans. The amounts shown in the table are based on an assumed termination as of December 31, 2017, and represent estimates of the maximum incremental amounts and benefits that would have been paid to each executive upon his termination which we have calculated: (i) by assuming each executive officer would have been entitled to his respective 2016 annualized target incentive award for the full year; and (ii) by using our 2017 premium costs for calculating the value of the health and welfare benefits. The actual amounts to be paid to each executive would depend on the time and circumstances of an executive’s separation from Safeguard. On April 6, 2018, the Company announced that it promoted Mr. Sisko to the position of President and Chief Executive Officer, effective as of July 1, 2018, to succeed Mr. Zarrilli. Mr. Zarrilli will act as a special advisor to the Company through September 30, 2018 and then retire. In addition, Mr. McGroarty, will depart from the Company, effective June 30, 2018. David Kille, currently the Company’s Corporate Controller, will assume the role of Chief Financial Officer, effective June 1, 2018. In connection with the foregoing announcement, the Company entered into certain compensatory arrangements with such officers. See our Current Report on Form 8-K filed on April 10, 2018 for a description of theses compensatory arrangements.

	Salary and Bonus ($)	Life Insurance Proceeds or Disability Income ($)	Health and Welfare Benefits ($)	Acceleration of Equity Awards ($)(1)	Total Termination Benefits ($)
Stephen T. Zarrilli
• Normal Retirement (65+)	—	—	—	—	—
• Permanent disability	—	2,548,400	—	—	2,548,400
• Death	—	1,500,000	—	—	1,500,000
• Involuntary termination without cause or for good reason	1,566,000	—	34,933	—	1,600,933
• Change-in-control termination, involuntarily or for good reason	1,566,000	—	34,933	3,435,411	5,036,344

Jeffrey B. McGroarty
• Normal Retirement (65+)	—	—	—	—	—
• Permanent disability	—	3,082,483	—	—	3,082,483
• Death	—	1,055,000	—	—	1,055,000
• Involuntary termination without cause or for good reason	686,250	—	35,586	—	721,836
• Change-in-control termination, involuntarily or for good reason	686,250	—	35,586	787,654	1,509,490

Brian J. Sisko
• Normal Retirement (65+)	—	—	—	—	—
• Permanent disability	—	1,950,600	—	—	1,950,600
• Death	—	1,150,000	—	—	1,150,000
• Involuntary termination without cause or for good reason	960,000	—	30,495	—	990,495
• Change-in-control termination, involuntarily or for good reason	960,000	—	30,495	1,526,685	2,517,180

(1)	Under SEC rules, the value related to the acceleration of equity awards in each scenario is calculated as of December 31, 2017, based on (i) the number of shares underlying stock options for which vesting would have been accelerated, multiplied by the difference between our year-end closing stock price, as reported on the NYSE composite tape, and the exercise price of stock options for which vesting would have been accelerated; (ii) for restricted stock awards, the number of shares for which vesting would have been accelerated, multiplied by our year-end closing stock price, as reported on the NYSE composite tape; and (iii) for PSUs, the number of shares underlying PSUs for which vesting would have been accelerated, multiplied by our year-end closing stock price, as reported on the NYSE composite tape.

Board Compensation. During 2017, each of our non-employee directors was compensated for his or her service as a director through cash payments as shown in the table below:

Compensation Item	Amount ($)

Annual Board Retainers (payable relative to a full year of Board service):
Chairman of the Board	100,000
Other Directors	50,000

Additional Annual Chairperson Retainers (payable relative to a full year of committee service):
Audit Committee	15,000
Compensation Committee	10,000
Nominating & Corporate Governance Committee	10,000

Additional Annual Committee Retainers (payable relative to a full year of committee service):
Audit Committee	15,000
Compensation Committee	15,000
Nominating & Corporate Governance Committee	10,000

Directors’ fees are paid quarterly, in arrears, and retainers are prorated based on actual days of service relative to a full year of Board service. We also reimburse our directors for expenses they incur to attend our Board and committee meetings and for attendance at one director continuing education program during each calendar year or the reasonable cost of one year’s membership in an organization that is focused on director education.

In December 2016, with assistance from Semler Brossy Consulting Group, LLC, an independent compensation consulting firm, the Compensation Committee reviewed the compensation of our non-employee directors and recommended the elimination of meeting fees paid to such directors for their service on the Board’s committees and, in place of such meeting fees, recommended the payment of annual retainers to such directors in the amounts set forth in the above table. Such change from the payment of meeting fees to the payment of annual retainers to directors for their service on the Board’s committees became effective with the new director term that commenced following our 2017 annual meeting.

In connection with the Compensation Committee’s review of the compensation of the non-employee directors in December 2016, the Compensation Committee recommended changing such annual equity grant to non-employee directors from a fixed number of deferred stock units (“DSUs”) to a number of DSUs having a value of $85,000, based upon the average closing price of a share of our common stock on the New York Stock Exchange composite tape for the 20 consecutive trading days immediately preceding the grant date.  The Board concurred with this recommendation and on May 31, 2017 each non-employee director received 7,406 DSUs, which had a value of $85,000 based upon the average closing price of a share of our common stock on the New York Stock Exchange composite tape for the 20 consecutive trading days immediately preceding May 31, 2017. The annual service DSU grants are fully vested at issuance for directors who have reached age 65 and otherwise vest on the first anniversary of the grant date or, if earlier, once a director reaches age 65. The DSUs represent the right to receive shares of Safeguard common stock, on a one-for-one basis, following the date upon which the director leaves the Board.

Safeguard also maintains a Group Deferred Stock Unit Program for Directors (“Directors’ DSU Program”) which allows each outside director, at his or her election, to receive DSUs in lieu of the cash retainers paid to each director, as described above, for service on the Board and its committees (“Directors’ Fees”). The deferral election applies to Directors’ Fees to be received for the calendar year following the year in which the election is made and remains in effect for each subsequent year unless the director elects otherwise by the end of the calendar year prior to the year in which the services are rendered. The number of DSUs awarded is determined by dividing the Directors’ Fees by the fair market value of Safeguard’s stock on the date on which the director would have otherwise received the Directors’ Fees. Each director also receives a number of matching DSUs, based on the same fair market value calculation, equal to 25% of the Directors’ Fees deferred. A director is always fully vested in DSUs awarded in lieu of Directors’ Fees deferred; the matching DSUs are fully vested at grant for directors who have reached age 65 and otherwise vest on the first anniversary of the date the matching DSUs were credited to the director’s account or, if earlier, once a director reaches age 65. Each DSU entitles the director to receive one share of Safeguard common stock following the date upon which the director leaves the Board. A director also may elect to receive the stock in annual installments over a period of up to five years after leaving the Board.

Director Compensation – 2017. The following table provides information on compensation earned for services provided during 2017 by each non-employee director who served on our Board at any time during 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)(5)
Mara G. Aspinall	24,280	–	–	–	24,280
Julie A. Dobson	81,110	86,424	–	–	167,534
Stephen Fisher	74,132	99,249	–	–	173,381
George MacKenzie	98,176	81,466	–	–	179,642
Maureen F. Morrison	12,188	–	19,659	–	31,847
John J. Roberts	91,676	103,384	–	–	195,060
Robert J. Rosenthal	100,000	81,466	–	831	182,297

(1)	The amounts included in this column reflect Directors’ Fees earned for services provided during 2017, including amounts deferred under our Directors’ DSU Program. Of the amount of Directors’ Fees earned for services provided during 2017, Ms. Dobson deferred payment of 25% and Mr. Fisher and Mr. Roberts deferred payment of 100%. Each director received DSUs in lieu of Directors’ Fees that they deferred and matching DSUs equal to 25% of the Directors’ Fees that they deferred. Directors who defer fees and receive DSUs are essentially investing in common stock equivalents that are initially valued based on the fair market value of our common stock on the date of issuance. As a result, the value of their DSUs fluctuates with the market value of our common stock.

(2)	These amounts do not represent compensation actually received. Rather, these amounts represent the grant date fair values of the matching DSUs and the annual service grant of DSUs computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The fair value of the DSUs is determined by multiplying the number of shares underlying the DSUs by the average of the high and low trading prices of Safeguard’s common stock, as reported on the NYSE composite tape, on the grant date. The matching DSUs issued in January 2017 related to fees deferred that were earned during the fourth quarter of 2016. The following table presents the grant date fair value for each DSU award made to each non-employee director during 2017:

	Grant Date Fair Value ($)
Name	1/15/17	4/15/17	5/31/17	7/15/17	10/15/17
Julie A. Dobson	1,214	1,215	81,466	1,199	1,330
Stephen Fisher	4,255	4,253	81,466	4,280	4,995
George MacKenzie	–	–	81,466	–	–
Maureen F. Morrison	–	–	–	–	–
John J. Roberts	5,255	5,245	81,466	5,164	6,254
Robert J. Rosenthal	–	–	81,466	–	–

(3)	The directors’ aggregate holdings of DSUs and stock options to purchase shares of our common stock (both vested and unvested), as of December 31, 2017, were as follows:

Name	DSUs (#)	Stock Options (#)
Julie A. Dobson	59,365	15,000
Stephen Fisher	27,258	8,333
George MacKenzie	42,102	15,000
Maureen F. Morrison	–	8,333	*
John J. Roberts	61,338	10,000
Robert J. Rosenthal	43,540	15,000

*In connection with Ms. Morrison’s appointment and consistent with the Company’s past practices, Ms. Morrison received an initial stock option grant to purchase 8,333 shares of the Company’s common stock, which option will vest 25% each year commencing on the first anniversary of the grant date and will have an eight-year term.

(4)	The amounts in this column represent costs associated with attendance at a director’s continuing education program or a director’s reasonable annual dues for membership in an organization focused on director education.

(5)	Directors also are eligible for reimbursement of expenses incurred in connection with attendance at Board and committee meetings. These amounts are not included in the table above.

Stock Ownership Guidelines. Each non-employee director is expected to own a number of shares of our stock having a value at least equal to a designated multiple of the annual retainer paid to such director for service on our Board. Such ownership is expected to be achieved within the later of five years after an individual’s election to our Board or the fifth anniversary following any increase in the required multiple of the annual retainer. Since 2012, the equity position threshold in our stock that is required to be held by non-employee directors is three times the annual cash Board retainer. No sales of stock are permitted during the period in which the ownership requirement has not been met (except for limited stock sales to meet tax obligations), without the approval of the Board. Shares counted toward these guidelines include:

•	Outstanding shares beneficially owned by the director;
•	Vested shares of restricted stock;
•	Vested DSUs that have been credited to the director; and
•	The net value of shares underlying vested, in-the-money options (“Net Option Value”).

For purposes of calculating the value to be used in monitoring compliance with the ownership guidelines, we utilize (a) the greater of the current value or the cost basis of purchased shares; (b) the greater of the current value or fees deferred in connection with vested DSUs; and (c) our trailing six-month average share price in determining Net Option Value.

Based on information they have provided to us, all of our outside directors, with the exception of Ms. Morrison, who joined our Board in 2017, and Mr. Glass and Mr. Lubert, who joined our Board in 2018, have achieved the required ownership levels.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board and members of our Advisory Board receive equity grants for their service on our Board and Advisory Board, respectively. Members of our Board also receive deferred stock unit (“DSU”) awards and are eligible to defer directors’ fees and receive DSUs with a value equal to the directors’ fees deferred and matching DSUs equal to 25% of the directors’ fees deferred.

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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2017, 129,902 shares were subject to outstanding options and performance stock units (“PSUs”), no shares were available for future issuance, and 583,772 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that remained outstanding at December 31, 2017, continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.

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

Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	1,336,670	$14.8500	1,924,755
Equity compensation plans not approved by security holders (4)	222,985	$14.4440	—
Total	1,559,655	$14.7384	1,924,755

(1)	Includes a total of 900,380 shares underlying PSUs and DSUs awarded for no consideration and 66,821 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 967,201 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Includes awards granted under the 2001 Plan and 93,0833 “employee inducement” awards.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of Safeguard common stock beneficially owned as of April 25, 2018 (unless otherwise indicated), by each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, our directors, persons named in the Summary Compensation Table in this report and our directors and executive officers as a group. For purposes of reporting total beneficial ownership, shares that may be acquired within 60 days of April 25, 2018 through the exercise of Safeguard stock options are included. On April 25, 2018, there were 20,560,746 shares of common stock outstanding and 109,871 shares underlying stock options held by executive officers and directors, as a group, that were exercisable within 60 days of April 25, 2018.

	Outstanding Shares Beneficially		Options Exercisable	Shares Beneficially Owned Assuming Exercise of	Percent of Outstanding	Other Stock-Based Holdings (2)
Name	Owned		Within 60 Days	Options	Shares (1)	Vested	Unvested
Ariel Investments, LLC 200 E. Randolph Street Suite 2900 New York, NY 10055	1,501,367		—	1,501,367	7.3%	—	—
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	1,575,085		—	1,575,085	7.7%	—	—
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	1,113,799		—	1,113,799	5.4%	—	—
First Manhattan Co. 399 Park Avenue New York, NY 10022	1,638,254		—	1,638,254	8.0%	—	—
Horton Capital Partners, LLC, Maplewood Partners, LLC and associated shareholders 1717 Arch Street, Suite 3920 Philadelphia, PA 19103	1,055,968	(3)	—	1,055,968	5.1%	—	—
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	1,680,445		—	1,680,445	8.2%	—	—
Julie A. Dobson	16,332		15,000	31,332	*	59,655	309
Stephen Fisher	—		4,167	4,167	*	28,368	1,142
George F. MacKenzie, Jr.	11,250		15,000	26,250	*	42,102	—
Russell D. Glass	—		—	—	*	—	—
Ira M. Lubert	—		—	—	*	—	—
Maureen F. Morrison	—		—	—	*	—	—
John J. Roberts	1,728		10,000	11,728	*	64,153	—
Robert J. Rosenthal	4,156		15,000	19,156	*	43,540	—
Stephen T. Zarrilli	192,608		33,724	226,332	1.1%	—	—
Jeffrey B. McGroarty	43,131		4,506	47,637	*	—	—
Brian J. Sisko	126,181		12,474	138,655	*	—	—
Executive officers and directors as a group (11 persons)	395,386		109,871	505,257	2.5%	237,818	1,451

(1)	Each director and named executive officer has the sole power to vote and to dispose of the shares (other than shares held jointly with an individual’s spouse). An * indicates ownership of less than 1% of the outstanding shares. Shareholding information for Ariel Investments, LLC, BlackRock, Inc., Dimensional Fund Advisors LP, First Manhattan Co., and T. Rowe Price Associates, Inc. is based on information included in the Schedule 13G or Schedule 13G/A filed with the SEC by each such entity as of April 25, 2018.
(2)	The shares in this column represent DSUs that have been credited to each individual, inclusive of any applicable matching DSUs credited to such individual as a result of the deferral of director fees. The DSUs, which may not be voted or transferred, are payable, on a one-for-one basis, in shares of Safeguard common stock following an individual’s termination of service on the Board. See “Corporate Governance and Board Matters – Board Compensation.”
(3)	These securities are beneficially held by the following persons as reported on a Schedule 13D/A filed with the SEC on April 24, 2018. Horton Capital Management, LLC (1,045,870), Joseph M. Manko, Jr. (1,045,870), Maplewood Advisors IM, LLC (1,022,665), Maplewood Partners, LLC (1,022,665), Darren C. Wallis (1,022,665), Horton Capital Partners, LLC (741,148), Sierra Capital Investments, LP (707,845), Maplewood Global Partners, LLC (707,845), AVI Capital Partners, LP (10,098), Horton Capital Partners Fund, LP (33,303), Maplewood Advisors GP, LLC (10,098), Russell D. Glass (0), Ira M. Lubert (0), Paul McNulty (0).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons. The Board has adopted a written policy that charges the Audit Committee with the responsibility of reviewing with management at each regularly scheduled meeting and determining whether to approve any transaction (other than a transaction that is available to all employees generally on a non-discriminatory basis) between us and our directors, director nominees and executive officers or their immediate family members. Between regularly scheduled meetings of the Audit Committee, management may preliminarily approve a related party transaction, subject to ratification of the transaction by the Audit Committee. If the Audit Committee does not ratify the transaction, management will make all reasonable efforts to cancel the transaction.

Board Independence. Safeguard’s common stock is listed on the New York Stock Exchange (“NYSE”). To assist the Board in making independence determinations, the Board has adopted categorical standards that are reflected in our Corporate Governance Guidelines. Generally, under these standards, a director does not qualify as an independent director if any of the following relationships exist:

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

The Board has determined that each of the directors, other than Mr. Zarrilli, who serves as the Company’s President and Chief Executive Officer, meets the above independence standards and have no other direct or indirect material relationships with us other than their directorship; therefore, each of such directors is independent within the meaning of the NYSE listing standards and satisfies the categorical standards contained in our Corporate Governance Guidelines.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm — Audit Fees

The following table presents fees for professional services rendered by KPMG LLP (“KPMG”) for the audit of Safeguard’s consolidated financial statements for fiscal year 2017 and fiscal year 2016 and fees billed for audit-related services, tax services and all other services rendered by KPMG for fiscal year 2017 and fiscal year 2016. This table includes fees billed to Safeguard’s consolidated subsidiaries for services rendered by KPMG.

	2017	2016
Audit Fees (1)	$742,000	$676,250
Audit-Related Fees	—	—
Tax Fees (2)	91,350	87,000
All Other Fees	—	—
Total	$833,350	$763,250

(1)	Audit fees include the aggregate fees for professional services rendered in connection with the audit of the consolidated financial statements included in our Annual Report on Form 10-K, the review of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, services performed relating to consents and consultations and KPMG’s assurance services provided in connection with the assessment and testing of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Tax fees include the aggregate fees billed by KPMG for tax consultation and tax compliance services.

The Audit Committee pre-approves each service to be performed by KPMG at its regularly scheduled meetings. For any service that may require pre-approval between regularly scheduled meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve services not prohibited by law to be performed by Safeguard’s independent registered public accounting firm and associated fees up to a maximum of $100,000, and the Chairperson communicates such pre-approvals to the Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Schedules

Incorporated by reference to Item 8 of the Original Form 10-K.

(b)	Exhibits

The exhibits required to be filed as part of this Amendment are listed in the exhibit index below.

(c)	Financial Statement Schedules

None.

Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Amendment. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit index below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in footnotes to this exhibit index.

EXHIBIT INDEX

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1

3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1

3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1

3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1

4.1.1	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1

4.1.2	Section 382 Tax Benefits Preservation Plan, dated as of February 19, 2018, by and among Safeguard Scientifics, Inc., Computershare Inc. and Computershare Trust Company, N.A.	Form 8-K 2/20/18	4.1

10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4

10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5

10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1

10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4

10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.6*	Transaction Bonus Plan	Form 8-K 4/10/18	99.2

10.7*	Compensation Summary — Non-employee Directors	Form 10-Q 4/24/15	10.2

10.8.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1

10.8.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2

10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3

10.8.4*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated April 6, 2018	Form 8-K 4/10/18	99.8

10.9.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12

10.9.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2

10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3

10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated April 6, 2018	Form 8-K 4/10/18	99.5

10.10.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1

10.11.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and David Kille dated September 1, 2015	Form 8-K 4/10/18	99.6

10.11.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and David Kille dated April 6, 2018	Form 8-K 4/10/18	99.7

10.12.1*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2

10.13.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1

10.13.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1

10.13.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2

10.13.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1

10.13.5	Fourth Loan Modification Agreement dated as of December 22, 2014, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/23/14	10.1

10.13.6	Fifth Loan Modification Agreement dated as of December 29, 2015, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/29/15	10.1

10.14	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

10.15	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1

10.16	Lease Agreement, Effective February 2, 2015, Between Safeguard Scientifics, Inc., a Pennsylvania Corporation, and Radnor Properties-SDC, L.P., a Delaware Limited Partnership	Form 10-Q 4/24/15	10.1

10.17	Cooperation Agreement dated April 23, 2018 by and among Safeguard Scientifics, Inc. and Horton Capital Management, LLC, Joseph M. Manko, Jr., Maplewood Partners, LLC, Maplewood Advisors IM, LLC, Darren C. Wallis, Horton Capital Partners, LLC, Sierra Capital Investments, LP, Maplewood Global Partners, LLC, Horton Capital Partners Fund, LP, AVI Capital Partners, LP, and Maplewood Advisors GP, LLC	Form 8-K 4/24/18	10.1

14.1	Code of Business Conduct and Ethics	Form 10-K 3/7/18	14.1

21.1	List of Subsidiaries	Form 10-K 3/7/18	21.1

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	Form 10-K 3/7/18	23.1

31.1	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	Form 10-K 3/7/18	31.1

31.2	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	Form 10-K 3/7/18	31.2

31.3†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	-	-

31.4†	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	-	-

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K 3/7/18	32.1

32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K 3/7/18	32.2

101	The following materials from Safeguard Scientifics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	Form 10-K 3/7/18	101

†	Filed herewith

‡	Furnished rather than filed

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.

By:	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer

Dated: April 30, 2018

