Form 10-Q
period 2018-06-30
SAFEGUARD SCIENTIFICS INC
filed 2018-07-26
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of July 24, 2018
Common Stock 20,649,746

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$26,006	$20,751
Marketable securities	688	4,452
Trading securities	—	3,761
Prepaid expenses and other current assets	3,604	4,644
Total current assets	30,298	33,608
Property and equipment, net	1,357	1,513
Ownership interests in and advances to partner companies	110,432	134,691
Long-term restricted cash equivalents	—	6,336
Other assets	316	316
Total Assets	$142,403	$176,464
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$255	$155
Accrued compensation and benefits	3,687	3,321
Accrued expenses and other current liabilities	2,086	1,851
Convertible senior debentures - current	—	40,485
Total current liabilities	6,028	45,812
Credit facility	78,978	45,321
Credit facility repayment feature liability	2,979	—
Other long-term liabilities	3,197	3,535
Total Liabilities	91,182	94,668
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at June 30, 2018 and December 31, 2017	2,157	2,157
Additional paid-in capital	811,089	812,536
Treasury stock, at cost; 923 and 999 shares at June 30, 2018 and December 31, 2017, respectively	(15,451)	(17,308)
Accumulated deficit	(746,542)	(715,476)
Accumulated other comprehensive loss	(32)	(113)
Total Equity	51,221	81,796
Total Liabilities and Equity	$142,403	$176,464
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
General and administrative expense	$5,148	$4,486	$10,738	$9,433
Operating loss	(5,148)	(4,486)	(10,738)	(9,433)
Other income (loss)	(2,452)	(89)	(3,887)	160
Interest income	666	1,087	1,465	1,888
Interest expense	(3,422)	(2,112)	(6,112)	(3,310)
Equity loss	(14,540)	(23,497)	(11,794)	(40,499)
Net loss before income taxes	(24,896)	(29,097)	(31,066)	(51,194)
Income tax benefit (expense)	—	—	—	—
Net loss	$(24,896)	$(29,097)	$(31,066)	$(51,194)

Net loss per share:
Basic	$(1.21)	$(1.43)	$(1.51)	$(2.51)
Diluted	$(1.21)	$(1.43)	$(1.51)	$(2.51)
Weighted average shares used in computing loss per share:
Basic	20,539	20,411	20,523	20,395
Diluted	20,539	20,411	20,523	20,395

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(24,896)	$(29,097)	$(31,066)	$(51,194)
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments	—	5	—	3
Reclassification adjustment for sale of equity method investments	(1)	—	81	50
Total comprehensive loss	$(24,897)	$(29,092)	$(30,985)	$(51,141)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net cash used in operating activities	$(13,613)	$(11,407)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	14,912	16,462
Acquisitions of ownership interests in companies	(250)	(8,026)
Advances and loans to companies	(7,949)	(13,564)
Repayment of advances and loans to companies	10,500	—
Decrease in marketable securities	3,771	10,268
Net cash provided by investing activities	20,984	5,140
Cash Flows from Financing Activities:
Proceeds from credit facility	35,000	50,000
Issuance costs of credit facility	(2,252)	(5,696)
Repurchase of convertible senior debentures	(41,000)	(11,796)
Issuance of Company common stock, net	—	12
Tax withholdings related to equity-based awards	(200)	(130)
Net cash provided by (used in) financing activities	(8,452)	32,390
Net change in cash, cash equivalents and restricted cash equivalents	(1,081)	26,123
Cash, cash equivalents and restricted cash equivalents at beginning of period	27,087	28,394
Cash, cash equivalents and restricted cash equivalents at end of period	$26,006	$54,517
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)
Net loss	(31,066)	(31,066)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	(16)	(1)	16
Issuance of restricted stock, net of tax withholdings	(200)	—	—	—	—	(2,041)	(75)	1,841
Stock-based compensation expense	610	—	—	—	—	610	—	—
Other comprehensive income	81	—	81	—	—	—	—	—
Balance - June 30, 2018	$51,221	$(746,542)	$(32)	21,573	$2,157	$811,089	923	$(15,451)

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
Liquidity
As of June 30, 2018, the Company had $26.0 million of cash and cash equivalents and $0.7 million of marketable securities for a total of $26.7 million. As of June 30, 2018, the Company had $85.0 million of principal outstanding on its Amended Credit Facility due in May 2020. The Company currently has $15.0 million of availability under the Amended Credit Facility.
In July 2018, the Company sold 39.13% of its ownership position in MediaMath back to MediaMath for $45.0 million. The Company also granted MediaMath an option to repurchase an additional 10.87% of the Company’s ownership position in MediaMath for $12.5 million within 180 days after the close of the initial transaction.
In July 2018, the Company sold its interest in AdvantEdge Healthcare Solutions, Inc. in a secondary transaction for $10.0 million, excluding an additional $6.3 million that may be realized upon the achievement of certain valuation thresholds in connection with the future sale of Advantage Healthcare Solutions.
In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new partner company opportunities and will focus on supporting its existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, the Company will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. The Company anticipates distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying its debt obligations and working capital needs. In connection with the Company's change in strategy, in January 2018, the Company implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company will incur approximately $3.6 million of severance payments to terminated employees that will be paid over approximately twelve months. The Company anticipates that with these organizational changes and cost reduction initiatives, its ongoing annualized operating expenses excluding interest, depreciation, severance and stock-based compensation, will approximate $8 million to $9 million.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). In May 2018, the Company and Lender amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million. The interest rate and maturity date of May 2020 remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the “Term Loan”), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). The Company may borrow and repay under the Revolving Loan at any time until its expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 will be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Amended Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Amended Credit Facility. Under the Amended Credit Facility, if the aggregate amount of the Company’s cash or cash equivalents at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable accrued and make-whole interest, in an amount equal to 100% of such excess.

Certain debt covenants were revised in connection with the Amended Credit Facility. The Amended Credit Facility requires the Company to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments of the Term Loan and all prepayments of the Revolving Loan made after December 30, 2018; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). The Company is no longer required to maintain a specific net worth or any diversification requirements or concentration limits with respect to the Company’s capital deployments to its partner companies. Additionally, under the Amended Credit Facility, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Amended Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, the Company was in compliance with all applicable covenants.
The $35.0 million of additional principal that the Company borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that were used towards the repayment of $41.0 million of principal outstanding on its 2018 Debentures, which the Company repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of June 30, 2018.
The Company funds its operations with cash and marketable securities on hand as well as proceeds from the sales of its interests in its partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like the Company's partner companies, the Company's ability to generate specific amounts of liquidity from sales of its partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which the Company utilizes for projecting future compliance with covenants related to its Amended Credit Facility include significantly discounted probability-weighted proceeds from the sales of its interests in its partner companies. Based on these forecasts, management believes the Company will remain in compliance with all its debt covenants. Non-compliance with any of the covenants would constitute an event of default under the Amended Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender chose not to provide a waiver and were to accelerate the maturity of the indebtedness, the Company may not have sufficient liquidity to repay the entire balance of its outstanding borrowings and other obligations under the Amended Credit Facility.
In order for the Company to maintain compliance with these covenants, the Company's plan includes selling certain of its partner company interests in the ordinary course of its business and limiting capital deployments to existing partner companies, if necessary. Should the Company not be in compliance with any of its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt.
Significant Accounting Policies
Restricted Cash Equivalents
Restricted cash equivalents in prior periods represented cash required to be set aside by a contractual agreement with a bank as collateral for a letter of credit. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit and was classified as Cash and cash equivalents on the Consolidated Balance Sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2018	December 31, 2017
	(Unaudited - In thousands)
Cash and cash equivalents	$26,006	$20,751
Long-term restricted cash equivalents	—	6,336
Total cash, cash equivalents and restricted cash equivalents	$26,006	$27,087
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 will become effective for the Company on January 1, 2019. The Company anticipates making the accounting policy election not to recognize lease assets and lease liabilities for leases with a term of 12 months or less. As of June 30, 2018, the Company's only material long-term lease was for its corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	June 30, 2018	December 31, 2017
	(Unaudited - In thousands)
Equity Method Companies:
Partner companies	$78,075	$107,646
Private equity funds	441	443
	78,516	108,089
Other Companies:
Partner companies and other holdings	13,568	2,762
Private equity funds	1,334	1,334
	14,902	4,096
Advances to partner companies	17,014	22,506
	$110,432	$134,691

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2018, Cask Data, Inc. sold substantially all of its assets to another entity. The Company received $11.5 million in cash proceeds in connection with the transaction, excluding $2.4 million of holdbacks and escrows that may be released on various dates on or before November 2019. The Company recognized a gain of $4.2 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2018.
The Company recognized an impairment charge of $6.6 million related to Apprenda, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2018. The impairment was based on Apprenda's decision to discontinue operations. The adjusted carrying value of the Company's interest in Apprenda was $0.0 million at June 30, 2018.
In February 2018, Nexxt, Inc., formerly Beyond.com, repaid $10.5 million of principal outstanding on a note received in connection with the Company's sale of its interest back to Nexxt for $26.0 million in March 2017. In that transaction, the Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrued interest at a rate of 9.5% per annum. Interest was payable annually and interest income was recorded as earned throughout the year. The $10.5 million note was fully reserved and had a carrying value of zero as of December 31, 2017. The Company waived the interest accrued to date in connection with the early repayment of the principal balance. The receipt of $10.5 million of cash in February 2018 resulted in a gain of $9.5 million, net of the interest accrued to date, which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2018.
In January 2018, Spongecell, Inc. merged into Flashtalking, a privately-held company. The Company received Flashtalking ordinary shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing. The Company’s final number of Flashtalking shares will be subject to customary indemnification and working capital provisions and agreements. The Company recorded its ownership interest in Flashtalking at $11.2 million, which reflects its fair value at the time of closing. The Company recognized a gain of $4.0 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2018.
In February 2018, the Company sold 414,237 shares of Invitae Corporation ("Invitae") common stock on the open market for proceeds of $2.6 million after transaction fees. The Company obtained shares of Invitae in August 2017 when Invitae, a public company, acquired former partner company Good Start Genetics, Inc. In that transaction, the Company received 414,237 shares of Invitae common stock, excluding 124,092 shares of Invitae common stock which will be held in escrow until August 2018. The Invitae shares were classified as Trading securities and recorded at their fair value, which was $3.8 million at December 31, 2017. During the first quarter of 2018, the Company recorded a $1.2 million loss due to a decline in the value of the Invitae shares, which is included in Other income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2018.
In January 2018, the Company received $0.6 million of proceeds from the sale of the assets of Aventura, Inc., a former partner company that ceased operations and was fully impaired in 2016. The Company recognized a gain of $0.6 million, which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2018.

3. Acquisitions of Ownership Interests in Partner Companies
Second quarter of 2018
The Company funded an aggregate of $1.5 million of a convertible bridge loan to Sonobi, Inc. The Company had previously deployed $9.4 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers. The Company accounts for its interest in Sonobi under the equity method.
The Company funded an aggregate of $0.8 million of convertible bridge loans to InfoBionic, Inc. The Company had previously deployed an aggregate of $20.5 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
The Company deployed an aggregate of $0.5 million of convertible bridge loans to CloudMine, Inc. The Company had previously deployed an aggregate of $10.0 million in CloudMine. CloudMine is a leading HIPAA-compliance Enterprise Health Cloud platform. CloudMine empowers healthcare organizations to rapidly and confidently develop connected digital health experiences by reducing complexity, enabling data mobility, and ensuring compliance. The Company accounts for its interest in CloudMine under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company funded an aggregate of $0.2 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $14.5 million in WebLinc. WebLinc is a commerce platform and services provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
The Company deployed an additional $0.3 million in Propeller Health, Inc. The Company had previously deployed an aggregate of $14.0 million in Propeller Health. Propeller Health provides digital solutions to measurably improve respiratory health. The Company accounts for its interest in Propeller Health under the equity method.
The Company funded an aggregate of $0.2 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $13.3 million in Cask Data. Cask Data made building and running big data solutions on-premises or in the cloud easy with Cask Data Application Platform. In May 2018, Cask Data sold substantially all of its assets to another entity. The Company had previously accounted for its interest in Cask Data under the equity method.
The Company funded an aggregate of $0.8 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $25.4 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Carrying Value	Fair Value Measurement at June 30, 2018
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$26,006	$26,006	$—	$—
Marketable securities—held-to-maturity:
Certificates of deposit	688	688	—	—

Credit facility repayment feature liability	$2,979	$—	$—	$2,979

	Carrying Value	Fair Value Measurement at December 31, 2017
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$20,751	$20,751	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Trading securities	3,761	3,761	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$4,452	$4,452	$—	$—
As of June 30, 2018, $0.7 million of marketable securities had contractual maturities which were less than one year. Certificates of deposit are classified as held-to-maturity securities carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. As of June 30, 2018, $3.0 million is recorded as a credit facility repayment feature liability due to the provision in the Amended Credit Facility that requires prepayments of outstanding principal amounts when the Company’s cash and cash equivalents at any quarter end date exceeds $50.0 million. The prepayment feature is an embedded derivative that is accounted for as a liability separate from the Amended Credit Facility. The liability is adjusted to the fair value of potential future debt prepayments based upon management's probability weighted cash forecast at each balance sheet date. Management's cash forecasts are defined as Level 3 inputs under the fair value hierarchy.
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

5. Credit Facility and Convertible Debentures
Credit Facility
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). At closing, the Company borrowed $50.0 million, which resulted in net proceeds of $44.3 million after closing fees to the Lender and other third parties. The Credit Facility has a three-year term with a scheduled maturity of May 11, 2020 and bears interest at a rate of either: (A) LIBOR plus 8.5% (subject to a LIBOR floor of 1%), payable on the last day of the one, two or three month interest period applicable to the LIBOR rate advance, or (B) 7.5% plus the greater of: 2%; the Federal Funds Rate plus 0.5%; LIBOR plus 1%; or the U.S. Prime Rate, payable monthly in arrears. The Credit Facility is not amortized and interest payable under the Credit Facility reflects at least $50 million as being drawn and outstanding at all times during the term. The Credit Facility also included an unused line fee equal to 0.75% per annum of the average unused portion of the Credit Facility and a loan service fee, both paid quarterly. The Credit Facility is secured by all of the Company's assets in accordance with the terms of the Credit Facility.
In May 2018, the Company and Lender amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million. The maturity date and interest rate remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the “Term Loan”), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). The Company may borrow and repay under the Revolving Loan at any time until its

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 will be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Credit Facility. Under the Amended Credit Facility, if the aggregate amount of the Company’s cash or cash equivalents at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to 100% of such excess.
Certain debt covenants were revised in connection with the Amended Credit Facility. The Amended Credit Facility requires the Company to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments of the Term Loan and all prepayments of the Revolving Loan made after December 30, 2018; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). The Company is no longer required to maintain a specific net worth or any diversification requirements or concentration limits with respect to the Company’s capital deployments to its partner companies. Additionally, under the Amended Credit Facility, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Amended Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, the Company was in compliance with all applicable covenants.
The $35.0 million of additional principal that the Company borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that were used towards the repayment of $41.0 million of principal outstanding on its 2018 Debentures, which the Company repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of June 30, 2018.
The Amended Credit Facility provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; non-compliance with debt covenants; defaults in, or failure to pay, certain other indebtedness; the rendering of judgments to pay certain amounts of money; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is not cured within the time periods specified (if any), the Lender may declare the outstanding amount under the Amended Credit Facility to be immediately due and payable.
At June 30, 2018, the principal amount outstanding under the Amended Credit Facility was $85.0 million, the unamortized discount and debt issuance costs were $6.0 million and the net carrying value of the credit facility was $79.0 million. The Company accounted for the amendment to the Credit Facility as an insubstantial modification and is amortizing the excess of the principal amount of the Amended Credit Facility over its carrying value over the remaining term as additional interest expense using a revised effective interest rate prospectively based on the revised cash flows. The Amended Credit Facility requires prepayments of outstanding principal amounts when the Company’s cash and cash equivalents at any quarter end date exceeds $50.0 million. This provision in the Amended Credit Facility is an embedded derivative that is accounted for separately from the credit facility. A liability of $0.5 million was recorded on the amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount is also included in debt issuance costs and will be amortized over the remaining term of the credit facility. The liability will be adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. During the second quarter of 2018, the Company recorded a $2.5 million loss, which is included in Other income (loss) on the Consolidated Statements of Operations. This loss related to an increase in the fair value of the credit facility repayment feature liability due to an increase in the probability of debt prepayments caused by $55.0 million of proceeds received in July 2018 in connection with the MediaMath and AdvantEdge Healthcare Solutions transactions. The Company recorded interest expense of $2.9 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, under the Amended Credit Facility. The effective interest rate on the Amended Credit Facility is 14.9%. The Company made interest payments of $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively. The Company did not make interest payments during the three and six months ended June 30, 2017.
Convertible Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due on May 15, 2018 (the “2018 Debentures”). Interest on the 2018 Debentures was payable semi-annually. In July and June 2017, the Company repurchased on the open market, and retired, an aggregate of $14.0 million face value of the 2018 Debentures at a

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost of $14.5 million, including transaction fees. The Company repaid the remaining $41.0 million of principal outstanding on its 2018 Debentures in full on the maturity date of May 15, 2018. The Company had no convertible debentures outstanding as of June 30, 2018. The Company had been amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and the Company recorded $0.4 million and $1.2 million of interest expense for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. The effective interest rate on the 2018 Debentures was 8.7%. The Company made interest payments of $1.1 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited - In thousands)
General and administrative expense	$332	$351	$610	$246
	$332	$351	$610	$246
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
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2018 and 2017. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2018 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three and six months ended June 30, 2018 was offset by changes in the valuation allowance. During the three and six months ended June 30, 2018, the Company had no material changes in uncertain tax positions.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Loss Per Share
The calculations of net loss per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited - In thousands, except per share data)
Basic:
Net loss	$(24,896)	$(29,097)	$(31,066)	$(51,194)
Weighted average common shares outstanding	20,539	20,411	20,523	20,395
Net loss per share	$(1.21)	$(1.43)	$(1.51)	$(2.51)

Diluted:
Net loss	$(24,896)	$(29,097)	$(31,066)	$(51,194)
Weighted average common shares outstanding	20,539	20,411	20,523	20,395
Net loss for dilutive share computation	$(1.21)	$(1.43)	$(1.51)	$(2.51)

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
Diluted earnings per share for the three and six months ended June 30, 2018 and 2017 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At June 30, 2018 and 2017, options to purchase 0.5 million and 0.7 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 for both periods, were excluded from the calculations.

•
At June 30, 2018 and 2017, unvested restricted stock, performance-based stock units and DSUs convertible into 0.8 million and 0.9 million shares of stock, respectively, were excluded from the calculations.

•
2.3 million and 2.4 million shares of common stock that were outstanding during the period of 2018 and 2017, respectively, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of June 30, 2018, the Company held interests in 23 non-consolidated partner companies. The Company’s active partner companies were as follows as of June 30, 2018:

Partner Company	Safeguard Primary Ownership as of June 30, 2018	Accounting Method
AdvantEdge Healthcare Solutions, Inc. [1]	40.1%	Equity
Aktana, Inc.	24.5%	Equity
Brickwork	20.3%	Equity
CloudMine, Inc.	47.3%	Equity
Clutch Holdings, Inc.	41.2%	Equity
Flashtalking [2]	10.3%	Other
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	39.5%	Equity
Lumesis, Inc.	43.8%	Equity
MediaMath, Inc. [3]	20.5%	Equity
meQuilibrium	36.2%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Prognos (fka Medivo, Inc.)	28.7%	Equity
Propeller Health, Inc.	19.6%	Equity
QuanticMind, Inc.	24.7%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	20.0%	Equity
T-REX Group, Inc.	21.1%	Equity
Transactis, Inc.	23.8%	Equity
Trice Medical, Inc.	24.8%	Equity
WebLinc, Inc.	38.0%	Equity
Zipnosis, Inc.	25.4%	Equity
1 The Company sold its ownership interest in AdvantEdge Healthcare Solutions, Inc. for $10.0 million of initial proceeds in July 2018.
2 Spongecell, Inc. merged into Flashtalking in January 2018.
3 The Company sold 39.1% of its ownership interest in MediaMath, Inc. back to the company for $45.0 million of proceeds in July 2018.
As of June 30, 2018 and December 31, 2017, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at June 30, 2018 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. In 2017, the Company was notified by the fund's manager that the fund was being dissolved and $1.0 million of the Company's clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2018.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.5 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2018.
The Company previously provided a $6.3 million letter of credit to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit was secured by cash and was classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet as of December 31, 2017. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit and is classified as Cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2018.
In January 2018, the Company announced a change in strategy and implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company will incur approximately $3.6 million of severance payments to terminated employees that will be paid over approximately twelve months and is being expensed over the remaining requisite service period. The Company recognized $1.7 million and $2.8 million of severance expense for the three and six months ended June 30, 2018, respectively, which is included in General and Administrative expenses in the Consolidated Statement of Operations. The Company made severance payments of $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $2.3 million was classified as accrued compensation and benefits on the Consolidated Balance Sheet as of June 30, 2018.
The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $6.5 million at June 30, 2018. In addition, in April 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, the Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. Under the LTIP, participants may receive awards in connection with sales of the Company’s partner company assets (“Sale Transaction(s)”). At the Board’s sole discretion following a sale of partner company assets, the Company may, but has no obligation to, provide a bonus pool under the LTIP based on a range of transaction consideration and subject to a minimum amount of transaction consideration. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP, and the amounts of the awards relating to the bonus pool, if any. The Board has no obligation to grant any awards under the LTIP, even if transaction consideration exceeds the established minimum amount under the plan. There are no amounts payable under the LTIP as of June 30, 2018.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During 2016, the Company repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization. Under the Amended Credit Facility, we are restricted from repurchasing shares of our outstanding common stock and/or issuing dividends until such time as the Amended Credit Facility is repaid in full.
In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs"). The Company submitted the Plan for shareholder ratification at its 2018 Annual Meeting of Shareholders and the Plan was ratified by shareholders. The purpose of the Plan is to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would be deemed to have occurred if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan is intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. Under the Plan, the Company will issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders of record on March 2, 2018. The issuance of the Rights will not be taxable to Safeguard or its shareholders and will not affect Safeguard's reported earnings per share. The Rights will trade with Safeguard's common shares and will expire no later than February 19, 2021. The Rights and the Plan may also expire on an earlier date upon the occurrence of other events, including a determination by the Company's Board that the Plan is no longer necessary or desirable for the preservation of the Company's tax attributes or that no tax attributes may be carried forward (with such expiration occurring as of the beginning of the applicable taxable year). There can be no assurance that the Plan will prevent the Company from experiencing an ownership change.

12. Subsequent Events

In July 2018, the Company sold 39.13% of its ownership position in MediaMath back to MediaMath for $45.0 million. The Company also granted MediaMath an option to repurchase an additional 10.87% of the Company’s ownership position in MediaMath for $12.5 million within 180 days after the close of the initial transaction. The Company anticipates recognizing a gain of approximately $43 million to $45 million in the third quarter of 2018 in connection with the initial transaction. The Company previously accounted for its ownership interest in MediaMath under the equity method of accounting. Immediately after the initial transaction, the Company will discontinue utilizing the equity method of accounting for its remaining ownership interest in MediaMath. The Company's remaining ownership interest will be recorded at its carrying value immediately prior to the initial transaction. The carrying value will be adjusted for any future impairments or observable price changes in the same or similar equity securities of MediaMath as those held by the Company.

In July 2018, the Company sold its interest in AdvantEdge Healthcare Solutions, Inc. in a secondary transaction for $10.0 million, excluding an additional $6.3 million that may be realized upon the achievement of certain valuation thresholds in connection with the future sale of Advantage Healthcare Solutions. The Company anticipates recognizing a gain of $5.5 million in the third quarter of 2018 related to this transaction.

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

Safeguard's existing group of partner companies consist of technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies with a particular focus on the Internet of Everything, enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys up to $25 million in a partner company.
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
The following listing of our partner companies includes only entities which were considered partner companies as of June 30, 2018. Certain entities which may have been partner companies in previous periods are omitted if, as of June 30, 2018, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of June 30,
Partner Company	2018	2017	Accounting Method
AdvantEdge Healthcare Solutions, Inc. [1]	40.1%	40.1%	Equity
Aktana, Inc.	24.5%	24.5%	Equity
Brickwork	20.3%	20.3%	Equity
CloudMine, Inc.	47.3%	47.3%	Equity
Clutch Holdings, Inc.	41.2%	42.8%	Equity
Flashtalking [2]	10.3%	NA	Other
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	39.5%	39.7%	Equity
Lumesis, Inc.	43.8%	44.1%	Equity
MediaMath, Inc. [3]	20.5%	20.5%	Equity
meQuilibrium	36.2%	31.5%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos (fka Medivo, Inc.)	28.7%	35.2%	Equity
Propeller Health, Inc.	19.6%	24.0%	Equity
QuanticMind, Inc.	24.7%	23.2%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	26.2%	Equity
T-REX Group, Inc.	21.1%	23.6%	Equity
Transactis, Inc.	23.8%	24.0%	Equity
Trice Medical, Inc.	24.8%	24.9%	Equity
WebLinc, Inc.	38.0%	38.0%	Equity
Zipnosis, Inc.	25.4%	25.4%	Equity
1 The Company sold its ownership interest in AdvantEdge Healthcare Solutions, Inc. for $10.0 million of initial proceeds in July 2018.
2 Spongecell, Inc. merged into Flashtalking in January 2018.
3 The Company sold 39.1% of its ownership interest in MediaMath, Inc. back to the company for $45.0 million of proceeds in July 2018.

Three months ended June 30, 2018 versus the three months ended June 30, 2017

	Three months ended June 30,
	2018	2017	Variance
	(In thousands)
General and administrative expense	$(5,148)	$(4,486)	$(662)
Other loss	(2,452)	(89)	(2,363)
Interest income	666	1,087	(421)
Interest expense	(3,422)	(2,112)	(1,310)
Equity loss	(14,540)	(23,497)	8,957
	$(24,896)	$(29,097)	$4,201
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, severance, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense increased $0.7 million for the three months ended June 30, 2018 compared to the prior year period primarily due to a $1.7 million severance charge for employees who were terminated in connection with our change in strategy. Additionally, professional fees increased $0.8 million for the three months ended June 30, 2018, compared to the prior year period, primarily due to costs associated with activist shareholder matters. These increases were partially offset by a $1.6 million decrease in employee compensation and related expenses due to employee terminations and operating cost reduction initiatives implemented earlier this year.
Other Loss. Other loss increased $2.4 million for the three months ended June 30, 2018 compared to the prior year period. Other loss for the three months ended June 30, 2018 consists of a $2.5 million loss related to an increase in the fair value of the amended credit facility repayment feature liability. Other loss for the three months ended June 30, 2017 reflected an impairment of $0.2 million related to our interest in a legacy private equity fund.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. The decrease of $0.4 million for the three months ended June 30, 2018 compared to the prior year period was primarily attributable to lower average notes receivable from our partner companies.
Interest Expense. Interest expense is primarily related to our credit facility and convertible senior debentures.  The increase of $1.3 million for the three months ended June 30, 2018 compared to the prior year period was primarily attributable to $2.0 million of interest expense related to borrowings under the new credit facility we entered into in May 2017, partially offset by a $0.7 million decrease in interest expense due to the repurchase, in aggregate, of $14.0 million face value of convertible senior debentures in June and July 2017. The remaining $41.0 million of convertible senior debentures were repaid in full on their maturity date in May 2018.
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
Equity loss increased $9.0 million for the three months ended June 30, 2018 compared to the prior year period. The components of equity loss for the three months ended June 30, 2018 and 2017 were as follows:

Three months ended June 30, 2018:
Gain on sale of Cask Data	$4,153
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	3,515
Loss on impairment of Apprenda	(6,567)
Share of loss of our equity method partner companies	(15,641)
$(14,540)

Three months ended June 30, 2017:
Gain on proceeds received from escrow related to sale of Putney	$704
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(846)
Loss on impairment of Pneuron	(2,248)
Loss on impairment of Spongecell	(3,550)
Share of loss of our equity method partner companies	(17,557)
$(23,497)
The change in our share of equity loss of our equity method partner companies for the three months ended June 30, 2018 compared to the prior year period was primarily due to an decrease in the number of partner companies and losses associated with those partner companies.
Six months ended June 30, 2018 versus the six months ended June 30, 2017

	Six months ended June 30,
	2018	2017	Variance
	(In thousands)
General and administrative expense	$(10,738)	$(9,433)	$(1,305)
Other income (loss)	(3,887)	160	(4,047)
Interest income	1,465	1,888	(423)
Interest expense	(6,112)	(3,310)	(2,802)
Equity loss	(11,794)	(40,499)	28,705
	$(31,066)	$(51,194)	$20,128
General and Administrative Expense. General and administrative expense increased $1.3 million for the six months ended June 30, 2018, compared to the prior year period, primarily due to a $2.8 million severance charge for employees who were terminated in connection with our change in strategy. Additionally, professional fees increased $1.6 million for the six months ended June 30, 2018, compared to the prior year period, primarily due to costs associated with activist shareholder matters. These increases were partially offset by a $2.9 million decrease in employee compensation and related expenses due to employee terminations and operating cost reduction initiatives implemented earlier this year.
Other Income (Loss). Other income (loss) decreased $4.0 million for the six months ended June 30, 2018 compared to the prior year period. Other income (loss) for the six months ended June 30, 2018 included a $2.5 million loss related to an increase in the fair value of the amended credit facility repayment feature liability and a $1.2 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017, which were sold in the first quarter of 2018. Other income (loss) for the six months ended June 30, 2017 reflected a $0.4 million gain related to our Penn Mezzanine debt and equity participations, partially offset by an impairment of $0.2 million related to our interest in a legacy private equity fund.
Interest Income. Interest income decreased $0.4 million for the six months ended June 30, 208 compared to the prior year period was primarily attributable to lower average notes receivable from our partner companies.
Interest Expense. Interest expense increased $2.8 million for the six months ended June 30, 2018 compared to the prior year period primarily due to a $3.8 million increase in interest expense related to borrowings under the credit facility we entered into in May 2017, partially offset by a $1.0 million decrease in interest expense associated with the convertible senior debentures that were repaid in full on their maturity date in May 2018.
Equity Loss. Equity loss decreased $28.7 million for the six months ended June 30, 2018 compared to the prior year period. The components of equity income (loss) for the six months ended June 30, 2018 and 2017 were as follows:

Six months ended June 30, 2018:
Gain on proceeds received from repayment of note from Nexxt (fka Beyond.com)	$9,511
Gain on sale of Cask Data	4,153
Gain on Spongecell's merger into Flashtalking	3,808
Unrealized dilution gain on the decrease of our percentage ownership in partner companies	3,081
Gain on proceeds received from escrow related to the sale of Aventura and Pneuron assets	704
Loss on impairment of Apprenda	(6,567)
Share of loss of our equity method partner companies	(26,484)
$(11,794)

Six months ended June 30, 2017:
Gain on proceeds received from final escrow related to sale of Putney in April 2016	$704
Gain on proceeds received from final escrow related to sale of Quantia in July 2015	600
Gain on sale of Nexxt, Inc. (fka Beyond.com)	108
Unrealized dilution loss on the decrease of our percentage ownership in partner companies	(929)
Loss on impairment of Spongecell	(3,550)
Loss on impairment of Pneuron	(4,983)
Share of loss of our equity method partner companies	(32,449)
$(40,499)
The change in our share of equity loss of our equity method partner companies for the six months ended June 30, 2018 compared to the prior year period was due to a decrease in the number of partner companies and a decrease in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2018 and 2017. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2018 and 2017 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of June 30, 2018, we had $26.0 million of cash and cash equivalents and $0.7 million of marketable securities for a total of $26.7 million. As of June 30, 2018, we had $85.0 million of principal outstanding on our Amended Credit Facility due in May 2020. We currently have $15.0 million of availability under the Amended Credit Facility.
In July 2018, the Company sold 39.13% of its ownership position in MediaMath back to MediaMath for $45.0 million. The Company also granted MediaMath an option to repurchase an additional 10.87% of the Company’s ownership position in MediaMath for $12.5 million within 180 days after the close of the initial transaction.
In July 2018, the Company sold its interest in AdvantEdge Healthcare Solutions, Inc. in a secondary transaction for $10.0 million, excluding an additional $6.3 million that may be realized upon the achievement of certain valuation thresholds in connection with the future sale of Advantage Healthcare Solutions.
In January 2018, Safeguard announced that, from that date forward,we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs. In connection with our change in strategy, in January 2018, we implemented an initiative to reduce our operating costs. In April 2018, we announced additional management changes intended to further streamline our organizational structure and further reduce our operating costs. In connection with the changes that we have implemented, we will incur approximately $3.6 million of severance payments to terminated employees that will be paid over approximately twelve months. We anticipate that with these organizational changes and cost reduction initiatives, our ongoing annualized operating expenses excluding interest, depreciation, severance and stock-based compensation, will approximate $8 million to $9 million. The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $6.5 million at June 30, 2018.
In May 2017, we entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). In May 2018, we amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by us from $75.0 million to $100.0 million. The interest rate and maturity date of May 2020 remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the “Term Loan”), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). We may borrow and repay under the Revolving Loan at any time until its expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 will be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Amended Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Amended Credit Facility. Under the Amended Credit Facility, if the aggregate amount of our cash or cash equivalents at any quarter end date exceeds $50.0 million, we will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to 100% of such excess.
Certain debt covenants were revised in connection with the Amended Credit Facility. The Amended Credit Facility requires us to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of our ownership interests in our partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments of the Term Loan and all prepayments of the Revolving Loan made after December 30, 2018; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). We are no longer required to maintain a specific net worth or any diversification requirements or concentration limits with respect to our capital deployments to our partner companies. Additionally, under the Amended Credit Facility, we are restricted from repurchasing shares of our outstanding common stock and/or issuing dividends until such time as the Amended Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, we were in compliance with all applicable covenants.
The $35.0 million of additional principal that we borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that was used towards the repayment of $41.0 million of principal outstanding on our 2018 Debentures, which we repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of June 30, 2018.
We fund our operations with cash and marketable securities on hand as well as proceeds from the sales of our interests in our partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like our partner companies, our ability to generate specific amounts of liquidity from sales of our partner company interests in any given period of time cannot be assured. Accordingly, the forecasts which we utilize for projecting future compliance with covenants related to our Credit Facility include significantly discounted probability-weighted proceeds from the sales of our interests in our partner companies. Based on these forecasts, we believe we will remain in compliance with all of our debt covenants. Non-compliance with any of the covenants would constitute an event of default under the Credit Facility, and the Lender could choose to accelerate the maturity of the indebtedness. If the Lender chose not to provide a waiver and were to accelerate the maturity of the indebtedness, we may not have sufficient liquidity to repay the entire balance of our outstanding borrowings and other obligations under the Credit Facility.
In order for us to maintain compliance with these covenants, our plan includes selling certain of our partner company interests in the ordinary course of our business and limiting capital deployments to existing partner companies, if necessary. Should we not be in compliance with any of our debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance our existing debt.
We previously provided a $6.3 million letter of credit to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit was secured by cash and was classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet as of December 31, 2017. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit and was classified as Cash and cash equivalents on the Consolidated Balance Sheet.
In July 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2016, we repurchased 0.4 million shares at an aggregate cost of $5.4 million with $14.6 million remaining for repurchase under the existing authorization. Under the Amended Credit Facility, we are restricted from repurchasing shares of our outstanding common stock and/or issuing dividends until such time as the Amended Credit Facility is repaid in full.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. In 2017, we were notified by the fund's manager that the fund was being dissolved and $1.0 million of our clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2018.
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

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Six months ended June 30,
	2018	2017	Variance
	(In thousands)
Net cash used in operating activities	$(13,613)	$(11,407)	$(2,206)
Net cash provided by investing activities	20,984	5,140	15,844
Net cash provided by (used in) financing activities	(8,452)	32,390	(40,842)
	$(1,081)	$26,123	$(27,204)
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $2.2 million for the six months ended June 30, 2018 compared to the prior year period. The increase was primarily due to an increase of $2.6 million of cash interest payments related to our credit facility we entered into in May 2017, partially offset by a $0.4 million decrease cash interest payments related to the repurchase, in aggregate, of $14.0 million face value of convertible senior debentures in June and July 2017. The remaining $41.0 million of convertible senior debentures were repaid in full on their maturity date in May 2018.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $15.8 million for the six months ended June 30, 2018 compared to the prior year period. The increase primarily related to the repayment of the $10.5 million principal outstanding on a note from Nexxt, Inc., a $7.8 million decrease in acquisitions of ownership interests in companies, and a $5.6 million decrease in advances and loans to companies, partially offset by a $6.5 million decrease in cash proceeds from the net change in marketable securities and a $1.6 million decrease in proceeds from sales of and distributions from companies.
Cash proceeds from the sales of and distributions from companies were $14.9 million for the six months ended June 30, 2018 which related primarily to:

•	In May 2018, we received $11.5 million of proceeds from the sale of substantially all of the assets of Cask Data, Inc.

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

Cash proceeds from the sales of and distributions from partner companies was $16.5 million for the six months ended June 30, 2017 which related primarily to proceeds from the sale of our interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. We received $15.5 million in cash in March 2017 and a three-year, $10.5 million note, that was repaid during the three months ended March 31, 2018.
Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities decreased by $40.8 million for the six months ended June 30, 2018 compared to the prior year period. The primary financing activities in 2018 were the repayment of $41.0 million of our 2018 Debentures on their maturity date of May 15, 2018 and $32.7 million of net proceeds from additional borrowings under our Amended Credit Facility. The primary financing activities in 2017 were net proceeds of $44.3 million from borrowing under the credit facility we entered into in May 2017 and $11.8 million paid to repurchase and retire $11.4 million face value of the 2018 Debentures, including transaction fees.
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
In May 2017, we entered into a $75.0 million secured, revolving credit facility with HPS Investment Partners, LLC (“Lender”), which was amended in May 2018 to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million (as amended, the “Credit Facility”). Debt service costs under the Credit Facility are subject to interest rate changes. Interest rates could rise from time to time and significantly increase our cost of borrowing. If that were to occur, replacing the Credit Facility with alternative credit arrangements having a lower cost of borrowing would likely not be possible and no assurance can be given that we would be able to refinance the Credit Facility on attractive terms or at all.

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
The Credit Facility contains various covenants that prohibit or limit, subject to certain exceptions, our ability to, among other things:

•	Sell, transfer, lease, convey or otherwise dispose of all or any part of our business or property;

•	Make deployments to companies other than our existing partner companies;

•	Make deployments that, when combined with deployments after January 1, 2018, exceed $40.0 million in the aggregate;

•	Following May, 2018, incur or pay for any expenses in any twelve-month period in excess of $11.5 million;

•	Incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	Pay any dividends or make any distribution (in cash or in kind) or payment in respect of, or redeem, retire or purchase any capital stock;

•	Enter into, or permit any of our subsidiaries to enter into, any sale and leaseback transaction;

•	Wind-up, liquidate or dissolve, or merge, consolidate or amalgamate with any person, or permit any of our subsidiaries to do (or agree to do) so;

•	Enter into certain transactions with affiliates; and

•	Amend, modify or otherwise change any of our governing documents.
In addition, the Credit Facility requires us to among other things, maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; and (ii) a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less certain prepayments made under the Credit Facility.
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
Our success is dependent on our senior management team’s ability to execute our strategy. On April 6, 2018, we publicly announced a series of management changes intended to streamline our organizational structure and reduce our operating costs. These aggressive cost-reduction initiatives are intended to better align our cost structure with the strategy we announced in January 2018 to reduce our operating costs, monetize our Partner Company interests and maximize the net proceeds distributable to our shareholders. These management changes included the departure, or change in role and planned departure, of three members of our management team, including our then President and Chief Executive Officer, our then Senior Vice President and Chief Financial Officer, and our current Senior Vice President of Investor Relations and Corporate Communications. A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.
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
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended June 30, 2018, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2018 - April 30, 2018	396	$12.1500	—	$14,636,135
May 1, 2018 - May 30, 2018	—	$—	—	$14,636,135
June 1, 2018 - June 30, 2018	3,461	$13.1750	—	$14,636,135
Total	3,857	$13.0698	—
(a) During the second quarter of 2018, the Company repurchased an aggregate of 4 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
(b) In July 2015, our Board of Directors authorized the Company to repurchase shares of its outstanding common stock with an aggregate value of up to $25.0 million.  These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors.  The share repurchase program does not obligate the Company to acquire any specific number of shares. Under the amended credit facility, the Company is restricted from repurchasing shares of its common stock until such time as the amended credit facility is repaid in full.
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

Exhibit Number	Description

31.1 †	Certification of Brian J. Sisko pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of David A. Kille pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Brian J. Sisko pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of David A. Kille pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SAFEGUARD SCIENTIFICS, INC.
Date:	July 26, 2018	/s/ Brian J. Sisko
Brian J. Sisko
President and Chief Executive Officer
Date:	July 26, 2018	/s/ David A. Kille
David A. Kille
Senior Vice President and Chief Financial Officer