Form 10-Q
period 2018-09-30
SAFEGUARD SCIENTIFICS INC
filed 2018-10-25
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
Yes  ☑    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☑
Non-accelerated filer ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of October 23, 2018
Common Stock 20,647,178

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$44,522	$20,751
Marketable securities	25,114	4,452
Trading securities	1,307	3,761
Prepaid expenses and other current assets	2,098	4,644
Total current assets	73,041	33,608
Property and equipment, net	1,293	1,513
Ownership interests in and advances to partner companies	103,702	134,691
Long-term restricted cash equivalents	—	6,336
Other assets	316	316
Total Assets	$178,352	$176,464
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$17	$155
Accrued compensation and benefits	4,053	3,321
Accrued expenses and other current liabilities	2,213	1,851
Credit facility - current	16,433	—
Credit facility repayment feature	5,622	—
Convertible senior debentures	—	40,485
Total current liabilities	28,338	45,812
Credit facility - non-current	63,399	45,321
Other long-term liabilities	3,106	3,535
Total Liabilities	94,843	94,668
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at September 30, 2018 and December 31, 2017	2,157	2,157
Additional paid-in capital	811,131	812,536
Treasury stock, at cost; 926 and 999 shares at September 30, 2018 and December 31, 2017, respectively	(15,284)	(17,308)
Accumulated deficit	(714,482)	(715,476)
Accumulated other comprehensive loss	(13)	(113)
Total Equity	83,509	81,796
Total Liabilities and Equity	$178,352	$176,464
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
General and administrative expense	$3,516	$3,758	$14,253	$13,191
Operating loss	(3,516)	(3,758)	(14,253)	(13,191)
Other loss	(1,078)	(379)	(4,965)	(219)
Interest income	718	1,004	2,182	2,892
Interest expense	(3,310)	(2,643)	(9,422)	(5,953)
Equity income (loss)	39,246	(12,874)	27,452	(53,373)
Net income (loss) before income taxes	32,060	(18,650)	994	(69,844)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$32,060	$(18,650)	$994	$(69,844)

Net income (loss) per share:
Basic	$1.56	$(0.91)	$0.05	$(3.42)
Diluted	$1.56	$(0.91)	$0.05	$(3.42)
Weighted average shares used in computing income (loss) per share:
Basic	20,561	20,455	20,535	20,416
Diluted	20,561	20,455	20,535	20,416

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$32,060	$(18,650)	$994	$(69,844)
Other comprehensive income (loss):
Share of other comprehensive income of equity method investments	33	274	33	277
Reclassification adjustment for sale of equity method investments	(14)	—	67	50
Total comprehensive income (loss)	$32,079	$(18,376)	$1,094	$(69,517)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net cash used in operating activities	$(18,649)	$(15,515)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	69,912	16,604
Acquisitions of ownership interests in companies	(3,250)	(11,851)
Advances and loans to companies	(12,098)	(16,933)
Repayment of advances and loans to companies	10,652	—
Purchases of marketable securities	(24,858)	—
Proceeds, from sales and maturities in marketable securities	4,211	10,268
Proceeds from sales of property and equipment	1	—
Net cash provided by (used in) investing activities	44,570	(1,912)
Cash Flows from Financing Activities:
Proceeds from credit facility	35,000	50,000
Issuance costs of credit facility	(2,252)	(5,696)
Repurchase of convertible senior debentures	(41,000)	(14,455)
Issuance of Company common stock, net	—	12
Tax withholdings related to equity-based awards	(234)	(175)
Net cash provided by (used in) financing activities	(8,486)	29,686
Net change in cash, cash equivalents and restricted cash equivalents	17,435	12,259
Cash, cash equivalents and restricted cash equivalents at beginning of period	27,087	28,394
Cash, cash equivalents and restricted cash equivalents at end of period	$44,522	$40,653
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)
Net income	994	994	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	(16)	(1)	16
Issuance of restricted stock, net of tax withholdings	(234)	—	—	—	—	(2,242)	(72)	2,008
Stock-based compensation expense	853	—	—	—	—	853	—	—
Other comprehensive income	100	—	100	—	—	—	—	—
Balance - September 30, 2018	$83,509	$(714,482)	$(13)	21,573	$2,157	$811,131	926	$(15,284)

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
Liquidity
As of September 30, 2018, the Company had $44.5 million of cash and cash equivalents and $25.1 million of marketable securities for a total of $69.6 million. As of September 30, 2018, the Company had $85.0 million of principal outstanding on its Amended Credit Facility (as defined below) due in May 2020. The Company currently has $15.0 million of availability under the Amended Credit Facility.
In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new partner company opportunities and will focus on supporting its existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, the Company will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. The Company anticipates distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying its debt obligations and working capital needs. In connection with the Company's change in strategy, in January 2018, the Company implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company will incur approximately $4.0 million of severance payments to terminated employees that will be paid over approximately twelve months. The Company anticipates that with these organizational changes and cost reduction initiatives, its ongoing annualized operating expenses excluding interest, depreciation, severance and stock-based compensation, will approximate $8 million to $9 million.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). In May 2018, the Company and Lender amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million. The interest rate and maturity date of May 2020 remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the “Term Loan”), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). The Company may borrow and repay under the Revolving Loan at any time until its expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 will be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Amended Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Amended Credit Facility. Under the Amended Credit Facility, if the aggregate amount of the Company’s qualified cash at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable accrued and make-whole interest, in an amount equal to 100% of such excess.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The $35.0 million of additional principal that the Company borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that were used towards the repayment of $41.0 million of principal outstanding on its 2018 Debentures, which the Company repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of September 30, 2018.
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
In order for the Company to maintain compliance with these covenants, the Company's plan includes selling certain of its partner company interests in the ordinary course of its business and limiting capital deployments to existing partner companies, if necessary. Should the Company not be in compliance with any of its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt. The Company believes that its cash, cash equivalents and marketable securities at September 30, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements.
Significant Accounting Policies
Restricted Cash Equivalents
Restricted cash equivalents in prior periods represented cash required to be set aside by a contractual agreement with a bank as collateral for a letter of credit. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2018	December 31, 2017
	(Unaudited - In thousands)
Cash and cash equivalents	$44,522	$20,751
Long-term restricted cash equivalents	—	6,336
Total cash, cash equivalents and restricted cash equivalents	$44,522	$27,087
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 will become effective for the Company on January 1, 2019. The Company anticipates making the accounting policy election not to recognize lease assets and lease liabilities for leases with a term of 12 months or less. As of September 30, 2018, the Company's only material long-term lease was for its corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	September 30, 2018	December 31, 2017
	(Unaudited - In thousands)
Equity Method Companies:
Partner companies	$71,248	$107,646
Private equity funds	440	443
	71,688	108,089
Other Companies:
Partner companies and other holdings	15,260	2,762
Private equity funds	1,311	1,334
	16,571	4,096
Advances to partner companies	15,443	22,506
	$103,702	$134,691

The Company recognized an impairment charge of it's entire carrying value of $4.8 million related to CloudMine, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. The impairment results from our inability to recover the carrying value of the investment as the company has not identified new investors.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2018, the Company sold 39.13% of its ownership position in MediaMath back to MediaMath for $45.0 million. The Company also granted MediaMath an option to repurchase an additional 10.87% of the Company’s ownership position in MediaMath for $12.5 million within 180 days after the close of the initial transaction. The Company recognized a gain of $45.0 million on the initial transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. The Company previously accounted for its ownership interest in MediaMath under the equity method of accounting. Immediately after the initial transaction, the Company discontinued utilizing the equity method of accounting for its remaining ownership interest in MediaMath. The Company's remaining ownership interest was recorded at its carrying value immediately prior to the initial transaction. The carrying value will be adjusted for any future impairments or observable price changes in the same or similar equity securities of MediaMath as those held by the Company.
In July 2018, the Company sold its interest in AdvantEdge Healthcare Solutions, Inc. in a secondary transaction for $10.0 million, excluding an additional $6.3 million that may be realized upon the achievement of certain valuation thresholds in connection with the future sale of Advantage Healthcare Solutions. The Company recognized a gain of $5.5 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
In May 2018, Cask Data, Inc. sold substantially all of its assets to another entity. The Company received $11.5 million in cash proceeds in connection with the transaction, excluding $2.4 million of holdbacks and escrows that may be released on various dates on or before November 2019. The Company recognized a gain of $4.2 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
The Company recognized an impairment charge of $6.6 million related to Apprenda, Inc. which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2018. The impairment was based on Apprenda's decision to discontinue operations. The adjusted carrying value of the Company's interest in Apprenda was $0.0 million at September 30, 2018.
In February 2018, Nexxt, Inc., formerly Beyond.com, repaid $10.5 million of principal outstanding on a note received in connection with the Company's sale of its interest back to Nexxt for $26.0 million in March 2017. In that transaction, the Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrued interest at a rate of 9.5% per annum. Interest was payable annually and interest income was recorded as earned throughout the year. The $10.5 million note was fully reserved and had a carrying value of zero as of December 31, 2017. The Company waived the interest accrued to date in connection with the early repayment of the principal balance. The receipt of $10.5 million of cash in February 2018 resulted in a gain of $9.5 million, net of the interest accrued to date, which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2018.
In January 2018, Spongecell, Inc. merged into Flashtalking, a privately-held company. The Company received Flashtalking ordinary shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing. The Company’s final number of Flashtalking shares will be subject to customary indemnification and working capital provisions and agreements. The Company recorded its ownership interest in Flashtalking at $11.2 million, which reflects its fair value at the time of closing. The Company recognized a gain of $3.9 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2018.
In February 2018, the Company sold 414,237 shares of Invitae Corporation ("Invitae") common stock on the open market for proceeds of $2.6 million after transaction fees. The Company obtained shares of Invitae in August 2017 when Invitae, a public company, acquired former partner company Good Start Genetics, Inc. In that transaction, the Company received 414,237 shares of Invitae common stock, excluding 124,092 shares of Invitae common stock which will be held in escrow. During the third quarter, 78,103 additional shares were released from escrow and recorded as an additional gain of $1.1 million from this transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. The Invitae shares were classified as Trading securities and recorded at their fair value, which was $1.3 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2018, the Company recorded a $0.2 million gain and a $1.0 million net loss, respectively, due to a change in the value of the Invitae shares, which is included in Other loss in the Consolidated Statements of Operations.
In January 2018, the Company received $0.6 million of proceeds from the sale of the assets of Aventura, Inc., a former partner company that ceased operations and was fully impaired in 2016. The Company recognized a gain of $0.6 million, which is reflected in Equity income (loss) in the Consolidated Statements of Operations for the nine months ended September 30, 2018.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information
The Company discloses aggregate summarized statements of operations for any partner companies accounted for under the equity method that are deemed significant. The following table provides significant partner company operations information for the three and nine months ended September 30, 2018. The partner company results of operations have been compiled from respective partner company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the partner companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting for a partner company.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited - In thousands)
Results of Operations:
Revenue	$40,070	$91,137	$234,049	$275,154
Gross profit	$21,822	$60,836	$153,387	$180,158
Net loss	$(34,885)	$(52,648)	$(120,971)	$(148,439)

3. Acquisitions of Ownership Interests in Partner Companies
Third quarter of 2018
The Company funded an aggregate of $0.7 million of term notes to InfoBionic, Inc. The Company had previously deployed an aggregate of $21.3 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
The Company deployed an additional $1.0 million in meQuilibrium. The Company had previously deployed and aggregate of $10.5 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. The Company accounts for its interest in meQuilibrium under the equity method.
The Company funded an additional $1.0 million of convertible bridge loans to Moxe Health Corporation. The Company had previously deployed $4.5 million in Moxe Health. Moxe Health connects payers to their provider networks, facilitating real-time data exchange through its electronic integration platform. The Company accounts for its interest in Moxe Health under the equity method.
The Company funded an additional $1.5 million in Zipnosis, Inc. The Company had previously deployed $7.0 million in Zipnosis. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform. The Company accounts for its interest in Zipnosis under the equity method.
The Company deployed an aggregate of $0.4 million of convertible bridge loans to CloudMine, Inc. The Company had previously deployed an aggregate of $10.5 million in CloudMine. CloudMine empowers healthcare organizations to rapidly and confidently develop connected digital health experiences by reducing complexity, enabling data mobility, and ensuring compliance. The Company accounts for its interest in CloudMine under the equity method.
The Company funded an additional $0.5 million in Aktana, Inc. The Company had previously deployed $9.7 million in Aktana. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution. The Company accounts for its interest in Aktana under the equity method.
The Company funded an additional $1.4 million of convertible bridge loans to QuanticMind, Inc. The Company had previously deployed $11.5 million in QuanticMind. QuanticMind delivers the most intelligent, scalable and fastest platform for maximizing digital marketing performance, including paid search and social, for enterprises. The Company accounts for its interest in QuanticMind under the equity method.
The Company funded an additional $0.5 million of convertible bridge loans to Sonobi, Inc. The Company had previously deployed $10.9 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers. The Company accounts for its interest in Sonobi under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Second quarter of 2018
The Company funded an aggregate of $1.5 million of a convertible bridge loan to Sonobi, Inc.
The Company funded an aggregate of $0.8 million of convertible bridge loans to InfoBionic, Inc.
The Company deployed an aggregate of $0.5 million of convertible bridge loans to CloudMine, Inc.
The Company funded an aggregate of $0.2 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $14.5 million in WebLinc. WebLinc is an e-commerce platform and services provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Carrying Value	Fair Value Measurement at September 30, 2018
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$44,522	$44,522	$—	$—
Trading securities	1,307	1,307	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	249	—	249	—
Government agency bond	$8,471	$8,471	$—	$—
U.S. Treasury Bills	$16,394	$16,394	$—	$—
Total marketable securities	$25,114	$24,865	$249	$—

Credit facility repayment feature liability	$5,622	$—	$—	$5,622

	Carrying Value	Fair Value Measurement at December 31, 2017
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$20,751	$20,751	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Trading securities	3,761	3,761	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$4,452	$4,452	$—	$—
As of September 30, 2018, $25.1 million of marketable securities had contractual maturities which were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. As of September 30, 2018, $5.6 million is recorded as a credit facility repayment feature liability, an increase of $2.6 million from June 30, 2018, due to the provision in the Amended Credit Facility that requires prepayments of outstanding principal amounts when the Company’s qualified cash at any quarter end date exceeds $50.0 million. The prepayment feature is an embedded derivative that is accounted for as a liability separate from the Amended Credit Facility. The liability is adjusted to the fair value of potential future debt prepayments based upon management's probability weighted cash forecast at each balance sheet date. Management's cash forecasts are defined as Level 3 inputs under the fair value hierarchy.
Trading securities as of September 30, 2018 consisted of 78,103 shares of Invitae Corporation common shares released from escrow during the third quarter in connection with the sale of Good Start Genetics. Trading securities at December 31, 2017 consisted of 414,237 shares of Invitae Corporation common shares obtained in connection with the sale of Good Start Genetics. The trading securities were carried at fair value based on the closing stock price on the last trading day of the reporting period. The Company sold all of the initial Invitae shares that we held as of December 31, 2017 during the first quarter of 2018 for $2.6 million of cash proceeds.

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
In May 2018, the Company and Lender amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million. The maturity date and interest rate remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the “Term Loan”), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). The Company may borrow and repay under the Revolving Loan at any time until its expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 will be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Credit Facility. Under the Amended Credit Facility, if the aggregate amount of the Company’s qualified cash at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to 100% of such excess. Based on this requirement, the Company made a principal payment of $16.4 million and a make-whole interest payment of $2.8 million on October 15, 2018 based on the Company's qualified cash at September 30, 2018.
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
The $35.0 million of additional principal that the Company borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that were used towards the repayment of $41.0 million of principal outstanding on its 2018 Debentures, which the Company repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of September 30, 2018.
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
At September 30, 2018, the principal amount outstanding under the Amended Credit Facility was $85.0 million, the unamortized discount and debt issuance costs were $5.2 million and the net carrying value of the credit facility was $79.8 million. The Company accounted for the amendment to the Credit Facility as an insubstantial modification and is amortizing

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the excess of the principal amount of the Amended Credit Facility over its carrying value over the remaining term as additional interest expense using a revised effective interest rate prospectively based on the revised cash flows. The Amended Credit Facility requires prepayments of outstanding principal amounts when the Company’s qualified cash at any quarter end date exceeds $50.0 million. This provision in the Amended Credit Facility is an embedded derivative that is accounted for separately from the credit facility. A liability of $0.5 million was recorded on the amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount is also included in debt issuance costs and will be amortized over the remaining term of the credit facility. The liability will be adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. During the three and nine months ended September 30, 2018, the Company recorded losses of $2.6 million and $5.1 million, respectively, which is included in Other loss on the Consolidated Statements of Operations. The losses mainly relate to an increase in the fair value of the credit facility repayment feature liability due to an increase in the probability of debt prepayments caused by $55.0 million of proceeds received in July 2018 in connection with the MediaMath and AdvantEdge Healthcare Solutions transactions. The Company recorded interest expense of $3.3 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $8.0 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively, under the Amended Credit Facility. The effective interest rate on the Amended Credit Facility is 14.9%. The Company made interest payments of $2.4 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.9 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Convertible Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures due on May 15, 2018 (the “2018 Debentures”). Interest on the 2018 Debentures was payable semi-annually. In July and June 2017, the Company repurchased on the open market, and retired, an aggregate of $14.0 million face value of the 2018 Debentures at a cost of $14.5 million, including transaction fees. The Company repaid the remaining $41.0 million of principal outstanding on its 2018 Debentures in full on the maturity date of May 15, 2018. The Company had no convertible debentures outstanding as of September 30, 2018. The Company had been amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and the Company recorded $0.0 million and $0.9 million of interest expense for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. The effective interest rate on the 2018 Debentures was 8.7%. The Company made no interest payments for the three months ended September 30, 2018 and 2017 and $1.1 million and $1.5 million for the nine months September 30, 2018 and 2017, respectively.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited - In thousands)
General and administrative expense	$243	$560	$853	$806
	$243	$560	$853	$806
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
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2018 and 2017. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2018 was offset by changes in the valuation allowance. The tax expense that would have been recognized in the three and nine months ended September 30, 2018 was offset by changes in the valuation allowance. During the three and nine months ended September 30, 2018, the Company had no material changes in uncertain tax positions.
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$32,060	$(18,650)	$994	$(69,844)
Weighted average common shares outstanding	20,561	20,455	20,535	20,416
Net income (loss) per share	$1.56	$(0.91)	$0.05	$(3.42)

Diluted:
Net income (loss) for dilutive share computation	$32,060	$(18,650)	$994	$(69,844)

Number of shares used in basic per share computation	20,561	20,455	20,535	20,416
Unvested restricted stock and DSU's	—	—	—	—
Employee stock options	—	—	—	—
Weighted average common shares outstanding	20,561	20,455	20,535	20,416

Net income (loss) for dilutive share computation	$1.56	$(0.91)	$0.05	$(3.42)

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
Diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At September 30, 2018 and 2017, options to purchase 0.4 million and 0.6 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 for both periods, were excluded from the calculations.

•
At September 30, 2018 and 2017, unvested restricted stock, performance-based stock units and DSUs convertible into 0.8 million and 0.9 million shares of stock, respectively, were excluded from the calculations.

•
1.1 million and 2.3 million shares of common stock that were outstanding during the period of 2018 and 2017, respectively, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of September 30, 2018, the Company held interests in 22 non-consolidated partner companies. The Company’s active partner companies were as follows as of September 30, 2018:

Partner Company	Safeguard Primary Ownership as of September 30, 2018	Accounting Method
Aktana, Inc.	20.1%	Equity
Brickwork	20.3%	Equity
CloudMine, Inc.	47.3%	Equity
Clutch Holdings, Inc.	41.2%	Equity
Flashtalking [1]	10.3%	Other
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	25.4%	Equity
Lumesis, Inc.	43.8%	Equity
MediaMath, Inc. [2]	13.3%	Other
meQuilibrium	33.1%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Prognos (fka Medivo, Inc.)	28.7%	Equity
Propeller Health, Inc.	19.6%	Equity
QuanticMind, Inc.	24.7%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	20.0%	Equity
T-REX Group, Inc.	21.1%	Equity
Transactis, Inc.	23.7%	Equity
Trice Medical, Inc.	23.4%	Equity
WebLinc, Inc.	37.9%	Equity
Zipnosis, Inc.	34.7%	Equity
1 Spongecell, Inc. merged into Flashtalking in January 2018.
2 The Company sold 39.1% of its ownership interest in MediaMath, Inc. back to the company for $45.0 million of proceeds in July 2018.
As of September 30, 2018 and December 31, 2017, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at September 30, 2018 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote. In 2017, the Company was notified by the fund's manager that the fund was being dissolved and $1.0 million of the Company's clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2018.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $1.4 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2018.
The Company previously provided a $6.3 million letter of credit to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit was secured by cash and was classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet as of December 31, 2017. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit.
In January 2018, the Company announced a change in strategy and implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company will incur approximately $4.0 million of severance payments to terminated employees that will be paid during 2018 and 2019 and is being expensed over the remaining requisite service period. The Company recognized $1.0 million and $3.8 million of severance expense for the three and nine months ended September 30, 2018, respectively, which is included in General and Administrative expenses in the Consolidated Statement of Operations. The Company made severance payments of $1.0 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, and $2.3 million was classified as accrued compensation and benefits on the Consolidated Balance Sheet as of September 30, 2018.
The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $5.4 million at September 30, 2018. In addition, in April 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, the Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. Under the LTIP, participants may receive awards in connection with sales of the Company’s partner company assets (“Sale Transaction(s)”). At the Board’s sole discretion following a sale of partner company assets, the Company may, but has no obligation to, provide a bonus pool under the LTIP based on a range of transaction consideration and subject to a minimum amount of transaction consideration. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP, and the amounts of the awards relating to the bonus pool, if any. The Board has no obligation to grant any awards under the LTIP, even if transaction consideration exceeds the established minimum amount under the plan. There are no amounts payable under the LTIP as of September 30, 2018.
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
Business Overview
Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Throughout this document and going forward, we will use the term “partner company” to generally refer to those companies in which we have a significant equity interest. In many, but not all cases, we will also be actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former partner companies.

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
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we, generally, but not all cases, are actively involved influencing development, usually through board representation in addition to our equity ownership.
The following listing of our partner companies includes only entities which were considered partner companies as of September 30, 2018. Certain entities which may have been partner companies in previous periods are omitted if, as of September 30, 2018, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of September 30,
Partner Company	2018	2017	Accounting Method
Aktana, Inc.	20.1%	24.5%	Equity
Brickwork	20.3%	20.3%	Equity
CloudMine, Inc.	47.3%	47.4%	Equity
Clutch Holdings, Inc.	41.2%	42.7%	Equity
Flashtalking [1]	10.3%	NA	Other
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	25.4%	39.5%	Equity
Lumesis, Inc.	43.8%	43.8%	Equity
MediaMath, Inc. [2]	13.3%	20.4%	Other
meQuilibrium	33.1%	37.0%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos (fka Medivo, Inc.)	28.7%	35.2%	Equity
Propeller Health, Inc.	19.6%	24.0%	Equity
QuanticMind, Inc.	24.7%	24.7%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	26.0%	Equity
T-REX Group, Inc.	21.1%	21.3%	Equity
Transactis, Inc.	23.7%	23.8%	Equity
Trice Medical, Inc.	23.4%	24.9%	Equity
WebLinc, Inc.	37.9%	38.0%	Equity
Zipnosis, Inc.	34.7%	25.4%	Equity
1 Spongecell, Inc. merged into Flashtalking in January 2018.
2 The Company sold 39.1% of its ownership interest in MediaMath, Inc. back to the company for $45.0 million of proceeds in July 2018.

Three months ended September 30, 2018 versus the three months ended September 30, 2017

	Three months ended September 30,
	2018	2017	Variance
	(In thousands)
General and administrative expense	$(3,516)	$(3,758)	$242
Other loss	(1,078)	(379)	(699)
Interest income	718	1,004	(286)
Interest expense	(3,310)	(2,643)	(667)
Equity income (loss)	39,246	(12,874)	52,120
	$32,060	$(18,650)	$50,710
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, severance, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $0.2 million for the three months ended September 30, 2018 compared to the prior year period due to a $0.7 million decrease in employee compensation and related expenses due to employee terminations and operating cost reduction initiatives implemented earlier this year. Additionally, stock-based compensation decreased $0.3 million for the three months ended September 30, 2018 compared to the prior year period. These decreases were partially offset by a $1.0 million severance charge for employees who were terminated in connection with our change in strategy.
Other Loss. Other loss increased $0.7 million for the three months ended September 30, 2018 compared to the prior year period. Other loss for the three months ended September 30, 2018 consists of a $2.6 million loss related to an increase in the fair value of the amended credit facility repayment feature liability. This increase was partially offset by a $1.4 million gain on the increase in the value of certain non-partner company equity securities based upon an observable price change. Additionally, there was an $0.2 million increase for the three months ended September 30, 2018 in the fair value of escrow shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017. Other income (loss) for the three months ended September 30, 2017 reflected a reflected a $0.4 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. The decrease of $0.3 million for the three months ended September 30, 2018 compared to the prior year period was primarily attributable to lower average notes receivable from our partner companies.
Interest Expense. Interest expense is primarily related to our credit facility and convertible senior debentures.  The increase of $0.7 million for the three months ended September 30, 2018 compared to the prior year period was primarily attributable to an $1.5 million increase of interest expense related to borrowings under the new credit facility we entered into in May 2017, partially offset by a $0.9 million decrease in interest expense due to the $41.0 million of convertible senior debentures were repaid in full on their maturity date in May 2018.
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
Equity income (loss) increased $52.1 million for the three months ended September 30, 2018 compared to the prior year period. The components of equity loss for the three months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,
	2018	2017	Variance
	(In thousands)
Gain on sale of partner interests	$50,508	$4,250	$46,258
Unrealized dilution gain (loss) on the decrease of our percentage ownership in partner companies	3,579	(77)	3,656
Gain on proceeds received from escrow	1,134	—	1,134
Loss on impairment of partner companies	(4,757)	(206)	(4,551)
Share of loss of our equity method partner companies	(11,218)	(16,841)	5,623
	$39,246	$(12,874)	$52,120
The gain on sale of partner interests for the three months ended September 30, 2018 is comprised of MediaMath of $45.0 million and AdvantEdge Healthcare Solutions of $5.5 million. For the three months ended September 30, 2017, the Gain on sale of partner interests is comprised of Good Start Genetics for $4.3 million.
The gain on proceeds received from escrow for the three months ended September 30, 2018 is comprised of a $1.1 million gain related to the Invitae shares released from escrow in connection with the Good Start Genetics sale.
The loss on impairment of partner companies for the three months ended September 30, 2018 is comprised of CloudMine of $4.8 million. For the three months ended September 30, 2017, the loss on impairment of partner companies is comprised of Pneuron for $0.2 million.
The change in our share of equity loss of our equity method partner companies for the three months ended September 30, 2018 compared to the prior year period was primarily due to an decrease in the number of partner companies and losses associated with those partner companies.
Nine months ended September 30, 2018 versus the nine months ended September 30, 2017

	Nine months ended September 30,
	2018	2017	Variance
	(In thousands)
General and administrative expense	$(14,253)	$(13,191)	$(1,062)
Other loss	(4,965)	(219)	(4,746)
Interest income	2,182	2,892	(710)
Interest expense	(9,422)	(5,953)	(3,469)
Equity income (loss)	27,452	(53,373)	80,825
	$994	$(69,844)	$70,838
General and Administrative Expense. General and administrative expense increased $1.1 million for the nine months ended September 30, 2018, compared to the prior year period, primarily due to a $3.8 million severance charge for employees who were terminated in connection with our change in strategy. Additionally, professional fees increased $1.6 million for the nine months ended September 30, 2018, compared to the prior year period, primarily due to costs associated with activist shareholder matters. These increases were partially offset by a $3.5 million decrease in employee compensation and related expenses due to employee terminations and operating cost reduction initiatives implemented earlier this year and a decrease of $0.8 million for various other general administrative expenses.
Other Loss. Other loss decreased $4.7 million for the nine months ended September 30, 2018 compared to the prior year period. Other loss for the nine months ended September 30, 2018 included a $5.1 million loss related to an increase in the fair value of the amended credit facility repayment feature liability and a $1.0 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017. The decreases for the nine months ended September 30, 2018 are partially offset by a $1.4 million gain on the increase in the value of certain non-partner company equity securities based upon an observable price change. Other loss for the nine months ended September 30, 2017 reflected a $0.4 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017 and an impairment of $0.2 million related to our interest in a legacy private equity fund, partially offset by a $0.4 million gain related to our Penn Mezzanine debt and equity participations.
Interest Income. Interest income decreased $0.7 million for the nine months ended September 30, 2018 compared to the prior year period was primarily attributable to lower average notes receivable from our partner companies.

Interest Expense. Interest expense increased $3.5 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to a $5.3 million increase in interest expense related to borrowings under the credit facility we entered into in May 2017, partially offset by a $1.9 million decrease in interest expense associated with the convertible senior debentures that were repaid in full on their maturity date in May 2018.
Equity Income (Loss). Equity income (loss) decreased $80.8 million for the nine months ended September 30, 2018 compared to the prior year period. The components of equity income (loss) for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017	Variance
	(In thousands)
Gain on sale of partner interests	$64,172	$4,358	$59,814
Unrealized dilution gain (loss) on the decrease of our percentage ownership in partner companies	6,660	(1,006)	7,666
Gain on Spongecell's merger into Flashtalking	3,808	—	3,808
Gains on proceeds received from escrow	1,838	1,445	393
Loss on impairment of partner companies	(11,324)	(8,739)	(2,585)
Share of loss of our equity method partner companies	(37,702)	(49,431)	11,729
	$27,452	$(53,373)	$80,825
The gain on sale of partner interests for the nine months ended September 30, 2018 is comprised of MediaMath of $45.0 million, Nexxt (fka Beyond.com) of $9.5 million, AdvantEdge Healthcare Solutions of $5.5 million and Cask Data of $4.2 million. For the nine months ended September 30, 2017, the Gain on sale of partner interests is comprised of Good Start Genetics for $4.3 million and Nexxt (fka Beyond.com) for $0.1 million.
The gain on proceeds received from escrow for the nine months ended September 30, 2018 is comprised of a $1.1 million gain related to the Invitae shares released from escrow in connection with the Good Start Genetics sale and a $0.7 million gain related to the sale of Aventura and Pneuron assets. For the nine months ended September 30, 2017, the gain on proceeds received from escrow is comprised of Putney of $0.7 million, Quantia of $0.6 million, and AppFirst of $0.1 million.
The loss on impairment of partner companies for the nine months ended September 30, 2018 is comprised of Apprenda of $6.6 million and CloudMine of $4.8 million. For the nine months ended September 30, 2017, the loss on impairment of partner companies is comprised of Spongecell of $3.5 million and Pneuron of $5.2 million.
The change in our share of equity loss of our equity method partner companies for the nine months ended September 30, 2018 compared to the prior year period was due to a decrease in the number of partner companies and a decrease in losses associated with our partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2018 and 2017. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2018 and 2017 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of September 30, 2018, we had $44.5 million of cash and cash equivalents and $25.1 million of marketable securities for a total of $69.6 million. As of September 30, 2018, we had $85.0 million of principal outstanding on our Amended Credit Facility due in May 2020. We currently have $15.0 million of availability under the Amended Credit Facility.
In January 2018, Safeguard announced that, from that date forward,we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities for partner company interests to enable distributions of net proceeds to shareholders. In that context, we will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate distributing to shareholders net proceeds from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs. In connection with our change in strategy, in January 2018, we implemented an initiative to reduce our operating costs. In April 2018, we announced additional management changes intended to further streamline our organizational structure and further reduce our operating costs. In connection with the changes that we have implemented, we will incur approximately $4.0 million of severance payments to terminated employees that will be paid over approximately twelve months. We anticipate that with these organizational changes and cost reduction initiatives, our ongoing annualized operating expenses excluding interest, depreciation, severance and stock-based compensation, will approximate $8 million to $9 million. The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $5.4 million at September 30, 2018.
In May 2017, we entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). In May 2018, we amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by us from $75.0 million to $100.0 million. The interest rate and maturity date of May 2020 remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the “Term Loan”), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). We may borrow and repay under the Revolving Loan at any time until its expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 will be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Amended Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Amended Credit Facility. Under the Amended Credit Facility, if the aggregate amount of our qualified cash at any quarter end date exceeds $50.0 million, we will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to 100% of such excess. Based on this requirement, the Company made a principal payment of $16.4 million and a make-whole interest payment of $2.8 million on October 15, 2018 based on the Company's qualified cash at September 30, 2018.
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
The $35.0 million of additional principal that we borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that was used towards the repayment of $41.0 million of principal outstanding on our 2018 Debentures, which we repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of September 30, 2018.
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
We previously provided a $6.3 million letter of credit to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. The letter of credit was secured by cash and was classified as Long-term restricted cash equivalents on the Consolidated Balance Sheet as of December 31, 2017. During the first quarter of 2018, the restriction on the cash lapsed in connection with the termination of the related letter of credit.
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
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. In 2017, we were notified by the fund's manager that the fund was being dissolved and $1.0 million of our clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2018.
Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing partner companies or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. The Company believes that its cash, cash equivalents and marketable securities at September 30, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine months ended September 30,
	2018	2017	Variance
	(In thousands)
Net cash used in operating activities	$(18,649)	$(15,515)	$(3,134)
Net cash provided by (used in) investing activities	44,570	(1,912)	46,482
Net cash provided by (used in) financing activities	(8,486)	29,686	(38,172)
	$17,435	$12,259	$5,176
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $3.1 million for the nine months ended September 30, 2018 compared to the prior year period. The increase was primarily due to an increase of $3.7 million of cash interest payments related to our credit facility we entered into in May 2017, partially offset by a $0.5 million decrease cash interest payments related to the convertible senior debentures that were repaid in full on their maturity date in May 2018.
Net Cash Provided by (used in) Investing Activities
Net cash provided by (used in) investing activities increased by $46.5 million for the nine months ended September 30, 2018 compared to the prior year period. The increase primarily related to a $53.3 increase in proceeds from sales of and distributions from companies, a $10.5 million repayment of principal outstanding on a note from Nexxt, Inc., a $8.6 million decrease in acquisitions of ownership interests in companies and a $4.8 million decrease in advances and loans to companies, partially offset by the $31.0 million decrease in cash proceeds from the net change in marketable securities.
Cash proceeds from the sales of and distributions from companies were $69.9 million for the nine months ended September 30, 2018 which related primarily to:

•	In July 2018, we sold 39.13% of our ownership interest in MediaMath back to MediaMath and received $45.0 million of proceeds from the partial sale.

•	In July 2018, we received $10.0 million of proceeds from the sale of our interest in AdvantEdge Healthcare Solutions, Inc.

•	In May 2018, we received $11.5 million of proceeds from the sale of substantially all of the assets of Cask Data, Inc.

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
Cash proceeds from the sales of and distributions from partner companies was $16.6 million for the nine months ended September 30, 2017 which related primarily to proceeds from the sale of our interest in partner company Nexxt, Inc., formerly Beyond.com, back to Nexxt, Inc. for $26.0 million. We received $15.5 million in cash in March 2017 and a three-year, $10.5 million note, that was repaid during the three months ended March 31, 2018.
Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities decreased by $38.2 million for the nine months ended September 30, 2018 compared to the prior year period. The primary financing activities in 2018 were the repayment of $41.0 million of our 2018 Debentures on their maturity date of May 15, 2018 and $32.7 million of net proceeds from additional borrowings under our Amended Credit Facility. The primary financing activities in 2017 were net proceeds of $44.3 million from borrowing under the credit facility we entered into in May 2017 and $14.5 million paid to repurchase and retire $14.0 million face value of the 2018 Debentures, including transaction fees.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2018, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2018 (remainder)	2019 and 2020	2021 and 2022	After 2022
	(In millions)
Contractual Cash Obligations:
Credit facility	85.0	16.4	68.6	—	—
Interest payments on debt	15.2	3.8	11.4	—	—
Operating leases (a)	4.5	0.1	1.2	1.2	2.0
Potential clawback liabilities (b)	0.3	—	0.3	—	—
Other long-term obligations (c)	2.3	0.2	1.6	0.5	—
Total Contractual Cash Obligations	$107.3	$20.5	$83.1	$1.7	$2.0

(a)	In 2015, we entered into an agreement for the lease of our principal executive offices which expires in April 2026.

(b)
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2018.

(c)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

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
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended September 30, 2018, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
July 1, 2018 - July 31, 2018	193	$12.7250	—	$14,636,135
August 1, 2018 - August 31, 2018	—	$—	—	$14,636,135
September 1, 2018 - September 30, 2018	3,139	$10.0000	—	$14,636,135
Total	3,332	$10.1578	—
(a) During the third quarter of 2018, the Company repurchased an aggregate of 3 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

Exhibit Number	Description

31.1 †	Certification of Brian J. Sisko pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Brian J. Sisko pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	October 25, 2018	/s/ Brian J. Sisko
Brian J. Sisko
President and Chief Executive Officer
Date:	October 25, 2018	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer