Form 10-K
period 2018-12-31
SAFEGUARD SCIENTIFICS INC
filed 2019-03-01
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☑
Non-accelerated filer ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $237,111,560 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 25, 2019 was 20,652,338.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2018

PART I
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, our ability to service the indebtedness under and remain in compliance with the terms of our credit facility, fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies and their performance, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
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

In January 2018, Safeguard announced that we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.

Safeguard's existing group of partner companies consist principally of technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies, including enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys up to $25 million in a company.
In 2018, our management team focused on the following objectives:

•	Supporting our existing partner companies;

•
Building value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realizing the value of partner companies through selective, well-timed exits to maximize risk-adjusted value;

•	Right-sizing our operating structure in light of our new structure; and

•	Addressing the liquidity needs of the Company.

To meet our strategic objectives during 2019, Safeguard will focus on:

•	Supporting our existing partner companies;

•	Helping our partner companies achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	Pursuing monetization opportunities for our partner company interests.
We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 170 North Radnor-Chester Road, Suite 200, Radnor, Pennsylvania 19087.
Our Strategy
Founded in 1953, Safeguard has a distinguished track record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Safeguard's existing group of partner companies consist of companies that are capitalizing on the next wave of enabling technologies with a particular focus enhanced security and predictive analytics. Since January 2018, Safeguard began to implement a new business strategy designed to increase shareholder value. Under the new strategy, Safeguard ceased deploying capital into new partner companies. Safeguard remains focused on managing and financially supporting its existing partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders.
Helping Our Partner Companies Build Value
We offer operational and management support to each of our partner companies through our domain expertise from our management team's careers as entrepreneurs, board members, financiers and operators. We provide hands-on assistance to the management teams of our partner companies to support their growth.
Strategic Support. By helping our partner companies’ management teams remain focused on critical objectives through the provision of human, financial and strategic resources, we believe we are able to foster their development and success. We play an active role in developing the strategic direction of our partner companies, which include:

•	defining short and long-term strategic goals;

•	identifying and planning for the critical success factors to reach these goals;

•	identifying and addressing the challenges and operational improvements required to achieve the critical success factors and, ultimately, the strategic goals;

•	identifying and implementing the business measurements that we and others will apply to measure a company’s success; and

•	identifying sources of and providing capital to drive growth.
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
Realizing Value
 In January 2018, Safeguard began to implement a new business strategy designed to increase shareholder value. Under the new strategy, Safeguard ceased deploying capital into new partner companies. Safeguard remains focused on managing and financially supporting its existing partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders. We have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.
From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. In the past, we have taken partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain partner company interests in secondary market transactions to maximize value for our shareholders.
Given our recent change in strategy, the value of Safeguard is now virtually wholly dependent upon the value of our existing partner companies and our ability to translate that value into cash as efficiently as possible and to return that capital, net of our debt obligations and operating cash needs, to our shareholders in the form of stock repurchases and/or distributions to shareholders. As we have in the past, we will utilize the service of professional advisers from time to time to explore the various alternatives for returning capital to our balance sheet and ultimately to our shareholders.
Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we own interests at February 25, 2019.
We categorize our partner companies into four stages based upon revenue generation—Initial Revenue Stage, Expansion Stage, Traction Stage and High Traction Stage. The Initial Revenue Stage is made up of businesses that have revenues of $1 million or less. The Expansion Stage is made up of companies that have revenue in the range of $1 million to $5 million. The Traction Stage is made up of companies that have revenue in the range of $5 million to $10 million. The High Traction Stage is made up of companies that have revenue in excess of $10 million per year.
The ownership percentages indicated below are presented as of December 31, 2018 for partner companies in which we owned interests at February 25, 2019 and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

Aktana, Inc.	Traction	(Safeguard Ownership: 18.9%)
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

Clutch Holdings, Inc.	High Traction	(Safeguard Ownership: 41.2%)
Headquartered in Ambler, Pennsylvania, Clutch has revolutionized how marketing teams for premier brands develop and foster relationships with their customers. Clutch’s advanced marketing platform serves as a customer hub, delivering deep intelligence derived from real-time behaviors and transactions across in-store, online, mobile and social channels. www.clutch.com

Flashtalking, Inc.	High Traction	(Safeguard Ownership: 10.1%)
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

Hoopla Software, Inc.	Expansion	(Safeguard Ownership: 25.5%)
Headquartered in San Jose, California, Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. Hoopla's Sales Motivation Platform combines modern game mechanics, data analytics and broadcast-quality video in a cloud application that makes it easy for managers to motivate team performance and score more wins. www.hoopla.net

InfoBionic, Inc.	Expansion	(Safeguard Ownership: 25.4%)
Headquartered in Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform delivers on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

Lumesis, Inc.	Traction	(Safeguard Ownership: 43.7%)
Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps more than 500 firms with more than 43,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com

MediaMath, Inc.	High Traction	(Safeguard Ownership: 13.4%)
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

meQuilibrium	Expansion	(Safeguard Ownership: 33.1%)
Headquartered in Boston, Massachusetts, meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers and consumers increasing engagement, productivity and performance. www.mequilibrium.com

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
Headquartered in Glen Burnie, Maryland, NovaSom is a medical device company that markets an FDA-cleared wireless home sleep test for Obstructive Sleep Apnea (“OSA”) called AccuSom® Home Sleep Test. The NovaSom home sleep test provides an in-home, clinically equivalent diagnosis of OSA at a significantly reduced cost compared to in-facility testing for uncomplicated adult OSA. www.novasom.com

Prognos Health Inc.	High Traction	(Safeguard Ownership: 28.7%)
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

QuanticMind, Inc.	Traction	(Safeguard Ownership: 24.2%)
Headquartered in Redwood City, California, QuanticMind provides enterprise-level, predictive advertising management software for paid search, social and mobile. QuanticMind brings together machine learning, distributed cloud and in-memory processing technologies to provide the most intelligent, most scalable and fastest platform available. www.quanticmind.com

Sonobi, Inc.	Traction	(Safeguard Ownership: 21.6%)
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

Syapse, Inc.	High Traction	(Safeguard Ownership: 20.0%)
Headquartered in Palo Alto, California, Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. www.syapse.com

T-REX Group, Inc.	Initial Revenue	(Safeguard Ownership: 21.1%)
Headquartered in New York, New York, T-REX is an enterprise solutions provider for the complex financing of esoteric asset backed securities (“ABS”) and energy project finance. T-REX’s SaaS platform supplants manually-generated financial models, driving transparency, standardization, collaboration, efficiency and access in energy project finance and asset backed securitization. www.trexgroup.com

Transactis, Inc.	High Traction	(Safeguard Ownership: 23.7%)
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

Trice Medical, Inc.	Expansion	(Safeguard Ownership: 17.4%)
Headquartered in Malvern, Pennsylvania, Trice Medical was founded to fundamentally improve orthopedic diagnostics for the patient, physician and payor by providing instant, eyes-on, answers. Trice has pioneered fully integrated camera-enabled technologies that provide a clinical solution that is optimized for the physician's office. Trice's mission is to provide more immediate and definitive patient care, eliminating the false reads associated with current indirect modalities and significantly reduce the overall cost to the healthcare system. www.tricemedical.com

WebLinc, Inc.	High Traction	(Safeguard Ownership: 38.5%)
Headquartered in Philadelphia, Pennsylvania, WebLinc is a commerce platform and services provider for fast growing online retailers. WebLinc's modern, agile technologies and strategic expertise empower companies running global, omnichannel commerce operations, and enable retailers to consistently outpace the competition. www.weblinc.com

Zipnosis, Inc.	Expansion	(Safeguard Ownership: 34.7%)
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
The intended monetization of our partner company interests and return of capital to shareholders are subject to factors beyond our control.
In January 2018, we announced that we will not deploy any capital into new partner companies.  We will instead focus on supporting, and maximizing monetization opportunities for our existing partner company interests to return value to shareholders.  However, this strategic plan may require providing additional capital and operational support to such existing partner companies and we may not be able to sell our partner company interests during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  There can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with the sale of partner company interests.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  Further, the method, timing and amount of any return of capital resulting from the monetization of existing partner companies will be at the discretion of our Board of Directors and will depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

The continuing costs and burdens associated with being a public company will constitute a much larger percentage of our expenses and we may in the future delist our Common Stock with the New York Stock Exchange and seek to deregister our Common Stock with the SEC.
We will remain a public company and will continue to be subject to the listing standards of the New York Stock Exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize partner company interests.  As part of such monetization efforts, we will likely in the future, once the majority of our partner company interests have been monetized and proceeds therefrom returned to shareholders, delist our Common Stock from the New York Stock Exchange and seek to deregister our Common Stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be completed at all, and we will continue to face the costs and burdens of being a public company until such time as our Common Stock is delisted with the New York Stock Exchange and deregistered with the SEC.
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
In May 2017, we entered into a secured credit facility with HPS Investment Partners, LLC (“Lender”), the “Credit Facility”). Debt service costs under the Credit Facility are subject to interest rate changes. Interest rates could rise from time to time and significantly increase our cost of borrowing. If that were to occur, replacing the Credit Facility with alternative credit arrangements having a lower cost of borrowing would likely not be possible and no assurance can be given that we would be able to refinance the Credit Facility on attractive terms or at all.

Servicing the indebtedness under the Credit Facility will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our ability to service and pay the indebtedness under the Credit Facility will depend on our ability to generate cash in the future. We generate cash from proceeds we receive in connection with the sales of our interests in our partner companies. Due to the nature of the mergers and acquisitions market, and the developmental cycle of companies like our partner companies, our ability to generate specific amounts of liquidity from sales of our partner company interests in any given period of time cannot be assured. Our ability to generate cash is also, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The risk exists that our business will be unable to generate sufficient cash flow to service and pay our indebtedness under the Credit Facility.

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

As we execute against our strategy, a significant amount of our deployed capital may be concentrated in partner companies operating in the same or similar industries, limiting our diversification.
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
We need capital to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our partner companies do not provide us with cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, partner company liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or raising additional capital on attractive terms, we may face liquidity issues that will require us to constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
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
We hold significant positions in our partner companies. If we were to divest all or part of our holdings in a partner company, we may have to sell our interests at a relative discount to intrinsic value. For partner companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. The trading volume and public float in the common stock of a publicly traded partner company may be small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in such a partner company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our partner companies public as a means of monetizing our position or creating shareholder value.
Registration and other requirements under applicable securities laws and contractual restrictions also may adversely affect our ability to dispose of our partner company holdings on a timely basis.
Our success is dependent on our senior management.
Our success is dependent on our senior management team’s ability to execute our strategy. On April 6, 2018, we publicly announced a series of management changes intended to streamline our organizational structure and reduce our operating costs. These aggressive cost-reduction initiatives better aligned our cost structure with the strategy we announced in January 2018. A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.
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
We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may be limited in the manner or timing in which we sell our interests in a partner company. Our ownership levels also may be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our ownership interest. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our partner companies.

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
Based on our business model, some or all of our partner companies will need to raise additional capital to fund their operations at any given time. We may not be able to, or decline to, fund some or all of such amounts and such amounts may not be available from third parties on acceptable terms, if at all. Further, if our partner companies do raise additional capital from third parties, either debt or equity, such capital may rank senior to, or dilute, our interests in such companies.

We cannot be certain that our partner companies will be able to obtain additional financing on favorable terms when needed, if at all. We may not be able to, or decline to, provide partner companies with sufficient capital resources to enable them to reach a cash-flow positive position or a sale of the company. General economic disruptions and downturns may also negatively affect the ability of some of our partner companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of partner companies. If partner companies need capital but are not able to raise capital from us or other outside sources, then they may need to cease or scale back operations. In such event, our interest in any such partner company will become less valuable. If our partner companies raise additional capital from third parties, either debt or equity, such capital may be dilutive, making our interests less valuable or if such capital ranks senior to the capital we have deployed, such capital may entitle its holders to receive returns of capital before we are entitled to receive any return of our deployed capital. Also, in the event of any insolvency, liquidation, dissolution, reorganization or bankruptcy of a partner company, holders of such partner company’s instruments that rank senior to our deployed capital will typically be entitled to receive payment in full before we receive any return of our deployed capital. After returning such senior capital, such partner company may not have any remaining assets to use for returning capital to us, causing us to lose some or all of our deployed capital in such partner company.
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
Some of our partner companies may be subject to significant environmental, health, data security and safety regulation.
Some of our partner companies may be subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, some of our partner companies are subject to federal, state and local financial securities and data security regulations, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended, and the European General Data Protection Regulation, which impose varying degrees of additional obligations, costs and risks upon such partner companies, including the imposition of significant penalties in the event of any non-compliance. Further, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety. Compliance with such regulations could increase operating costs at certain of our partner companies, and the failure to comply could negatively affect the operations and results of some of our partner companies.
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

Item 4. Mine Safety Disclosures
Not applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Brian J. Sisko	58	President and Chief Executive Officer	2007
Mark A. Herndon	49	Senior Vice President and Chief Financial Officer	2018

Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007 and served as Executive Vice President and Managing Director from November 2012 until his promotion to Chief Operating Officer, Executive Vice President and Managing Director in January 2014. Mr. Sisko began serving as President and Chief Executive Officer July 1, 2018. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President-Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg LLP.

Mr. Herndon joined Safeguard as Senior Vice President and Chief Financial Officer in September 2018. Prior to joining Safeguard, Mr. Herndon served in a variety of client service and national office roles at PricewaterhouseCoopers from 1991 to 2018, including his position as Assurance Partner from 2006 until 2018.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2018 and 2017 were as follows:

	High	Low
Fiscal year 2018:
First quarter	$13.10	$10.83
Second quarter	13.95	11.95
Third quarter	13.18	8.85
Fourth quarter	9.88	7.98
Fiscal year 2017:
First quarter	$13.97	$11.80
Second quarter	12.95	10.65
Third quarter	13.70	11.35
Fourth quarter	14.40	10.75
The high and low sale prices reported in the first quarter of 2019 through February 25, 2019 were $10.50 and $8.36 respectively, and the last sale price reported on February 25, 2019, was $10.33. No cash dividends have been declared in any of the years presented. As of February 27, 2019, there were approximately 11,483 beneficial holders of our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities during the quarter ended December 31, 2018 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2018 - October 31, 2018	2,925	$8.55	—	$14,636,135
November 1, 2018 - November 30, 2018	788	$8.33	—	$14,636,135
December 1, 2018 - December 31, 2018	3,098	$9.26	—	$14,636,135
Total	6,811	$8.85	—
(a) During the fourth quarter of 2018, we repurchased an aggregate of approximately 7 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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
Not applicable for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our partner companies may vary from period to period, our substantial capital requirements and absence of liquidity from our partner company holdings, our ability to service and pay the indebtedness under and remain in compliance with the terms of our credit facility, fluctuations in the market prices of our publicly traded partner company holdings, competition, our inability to obtain maximum value for our partner company holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our partner companies operate, our inability to control our partner companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our partner companies and their performance, including the fact that most of our partner companies have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In January 2018, Safeguard announced that we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to enable returning value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.

Safeguard's existing group of partner companies consists principally of technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies including enhanced security and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys up to $25 million in a company.
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies using one of the following methods: Equity or other. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
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
Other Method. We account for our equity interests in companies which are not accounted for under the equity method or fair value method as equity securities without readily determinable fair values. We account for of these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations. We include the carrying value of these investments in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
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
Valuation of Credit facility repayment feature
The fair value of the Credit Facility repayment feature is determined quarterly based on the present value of make-whole interest payments that are expected to be paid based on cash flow estimates that include a probability weighted estimate of exit transactions, estimated follow-on deployments, estimated quarterly operating cash flows and other cash commitments that would result in qualified cash exceeding the $50 million threshold specified in the Credit facility.
Impairment of Ownership Interests In and Advances to Partner Companies
On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our interests in partner companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Any impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value. The adjusted carrying value of a partner company is not increased if circumstances suggest the value of the partner company has subsequently recovered.

The fair value of privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or based on other valuation methods including discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies.
Our partner companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and other method companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.
Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies were as follows:

	Year Ended December 31,
Accounting Method	2018	2017
	(In thousands)
Equity	$12,626	$15,993
Other	1,097	216
Total	$13,723	$16,209

Impairment charges related to equity method partner companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to other investments are included in Other income (loss), net in the Consolidated Statements of Operations.

In addition to ownership interests in our partner companies, we also maintain an interest in the management company and general partner of Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Through our relationship with Penn Mezzanine, we acquired participating interests in mezzanine loans and related equity interests of the borrowers. Penn Mezzanine is not making any new loans and we have no remaining loans in which we have participating interests. The carrying value of our remaining participating interests in debt and equity securities associated with Penn Mezzanine was zero as of December 31, 2018 and 2017. During the year ended December 31, 2017, we recorded a $0.4 million loss on impairment of our Penn Mezzanine debt and equity participations in Other income (loss), net in the Consolidated Statements of Operations.

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
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we, generally, but not in all cases, are actively involved, influencing development, usually through board representation, in addition to our equity ownership.
The following listing of our partner companies only include entities which were considered partner companies as of December 31, 2018. Certain entities which may have been partner companies in previous periods are omitted if, as of December 31, 2018, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of December 31,
Partner Company	2018	2017	Accounting Method
Aktana, Inc.	18.9%	24.5%	Equity
Brickwork ***	20.3%	20.3%	Equity
Clutch Holdings, Inc.	41.2%	42.7%	Equity
Flashtalking *	10.1%	N/A	Other
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	25.4%	39.5%	Equity
Lumesis, Inc.	43.7%	43.8%	Equity
MediaMath, Inc. **	13.4%	20.5%	Other
meQuilibrium	33.1%	36.2%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
Propeller ***	19.5%	24.0%	Equity
QuanticMind, Inc.	24.2%	24.7%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	20.1%	Equity
T-REX Group, Inc.	21.1%	21.1%	Equity
Transactis, Inc.	23.7%	23.8%	Equity
Trice Medical, Inc.	17.4%	24.8%	Equity
WebLinc, Inc.	38.5%	38.0%	Equity
Zipnosis, Inc	34.7%	25.4%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.
** The Company sold 39.1% of its ownership interest back to MediaMath, Inc. for $45 million of proceeds in July 2018.
*** The Company's ownership interests in Brickwork and Propeller Health were both disposed of, in separate transactions, in January 2019.
Year ended December 31, 2018 versus year ended December 31, 2017

	Year Ended December 31,
	2018	2017	Variance
	(In thousands)
General and administrative expense	(16,871)	$(17,131)	$260
Other loss, net	(5,158)	(339)	(4,819)
Interest income	2,806	3,876	(1,070)
Interest expense	(16,067)	(8,620)	(7,447)
Equity income (loss)	19,661	(66,358)	86,019
Net loss	$(15,629)	$(88,572)	$72,943
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $0.3 million for the year ended December 31, 2018 compared to the prior year primarily due to a $4.1 million decrease in employee compensation from reduced staffing levels and a decrease of $0.2 million in stock-based compensation mostly related to performance-based awards, which was offset by an increase in severance benefits of $3.3 million, an increase of $0.4 million for depreciation of our leasehold improvements, and higher professional fees of $1.6 million related primarily to responding to shareholder proposals. The accelerated depreciation in the fourth quarter of 2018 of approximately $0.5 million is the result of our expectation to exit our current facility by June 2019.
Other Loss, net. Other loss, net increased $4.8 million for the year ended December 31, 2018, compared to the prior year. Other loss, net for the year ended December 31, 2018 consists of a $4.5 million loss related to the increase in the fair value of the amended credit facility repayment feature liability derivative and a $1.2 million loss from the decrease in the fair value of escrow shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017. These losses were partially offset by a $1.4 million gain on the increase in the value of certain non-partner company equity securities based upon an observable price change. Other loss, net for the year ended December 31, 2017 consists of a $0.5 million decrease in the fair value of escrow shares of Invitae Corporation common stock and a $0.2 million impairment of an interest in a legacy private equity fund, net of a $0.4 million gain on legacy Penn Mezzanine debt and equity participations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from our partner companies. Interest income decreased $1.1 million compared to the prior year due to lower average notes receivable from our partner companies partially offset by higher average investment balances in marketable securities during the fourth quarter of 2018.
Interest Expense. Interest expense is primarily related to our credit facility and convertible senior debentures. Interest expense increased $7.4 million compared to the prior year primarily due to accelerated interest resulting from the make-whole interest provisions of the credit facility and accelerated debt issue cost amortization both related to the prepayment of debt associated with the credit facility.
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
Equity income (loss) increased $86.0 million for the year ended December 31, 2018 compared to the prior year. The components of equity income (loss) for the years ended December 31, 2018 and 2017 were as follows:

Year ended December 31:	2018	2017
Gain on the sale of partner interests	$64,172	$4,358
Unrealized dilution gains on the decrease of our percentage ownership in partner companies	9,154	5,877
Gain on Spongecell's merger into Flashtalking	3,808	—
Gain on proceeds received from escrow	1,838	1,445
Loss on impairment of partner companies	(12,626)	(15,739)
Share of losses of our equity method partner companies	(46,685)	(62,299)
	$19,661	$(66,358)
The gain on sale of partner interests for the year ended December 31, 2018 is comprised of MediaMath of $45.0 million, Nexxt (fka Beyond.com) of $9.5 million, AdvantEdge Healthcare Solutions of $5.5 million and Cask Data of $4.2 million. The gain on sale of partner interests for the year ended December 31, 2017 is comprised of Good Start Genetics for $4.3 million and Nexxt (fka Beyond.com) for $0.1 million.
The loss on impairment of partner companies for the year ended December 31, 2018 is comprised of Apprenda of $6.6 million, CloudMine of $4.8 million and Brickwork for $1.2 million. The loss on impairment of partner companies for the year ended December 31, 2017 is comprised of Spongecell of $3.6 million, Pneuron of $5.2 million and Full Measure of $7.0 million.
The decrease in our share of losses of our equity method partner companies was due to a decrease in the number of partner companies and a decrease in losses associated with our partner companies.

Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the years ended December 31, 2018 and 2017. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.
Liquidity And Capital Resources
As of December 31, 2018, the Company had $7.7 million of cash and cash equivalents and $38.0 million of marketable securities for a total of $45.7 million. As of December 31, 2018, the Company had $68,600,000.0 million of principal outstanding on its Amended Credit Facility (as defined below) due in May 2020.
In January 2018, the Company announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders from the sale of partner companies or partner company interests, as applicable, after satisfying our debt obligations and working capital needs.
In connection with our change in strategy, in January 2018, we implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company has incurred approximately $2.8 million of severance payments to terminated employees and will pay an additional $1.2 million in 2019.
As of December 31, 2018, the Company had $68.6 million of principal outstanding on its revolving credit facility with HPS Investment Partners, LLC ("Lender") due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a minimum aggregate appraised value of ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments of the Term Loan; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40 million in the aggregate through the maturity date; (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, the Company was in compliance with all of these covenants.
Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date. If the aggregated amount of the Company's qualified cash at any quarter end exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts, plus any applicable accrued and make-whole interest, in an amount equal to 100% of such excess. The Company anticipates exceeding the qualified cash threshold at March 31, 2019 and making an applicable required prepayment during the second quarter of 2019.
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
In order for the Company to maintain compliance with these covenants, the Company's plan includes selling certain of its partner company interests in the ordinary course of its business and limiting capital deployments to existing partner companies. Should the Company not be in compliance with any of its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an equity offering or obtaining a new debt facility to refinance its existing debt. The Company believes that its cash, cash equivalents and marketable securities at December 31, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements.
In 2017, we repurchased on the open market, and retired, an aggregate of $14.0 million face value of 2018 Debentures at a cost of $14.5 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, we recognized a $0.8 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of December 31, 2017 and a $29 thousand loss on extinguishment of the liability which is included in Other income (loss), net in the Consolidated Statements of Operations for the twelve months ended December 31, 2017. In 2018, we extinguished the remaining $41.0 million face value of 2018 Debentures outstanding.
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
In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2018 and 2017, we did not repurchase any shares under this authorization.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2018.
Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors. Our current strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing partner companies or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(26,035)	$(20,805)
Net cash provided by (used in) investing activities	32,103	(10,127)
Net cash provided by (used in) financing activities	(24,952)	29,625
	$(18,884)	$(1,307)
Net Cash Used In Operating Activities
Year ended December 31, 2018 versus year ended December 31, 2017. Net cash used in operating activities increased by $5.2 million for the year ended December 31, 2018 compared to the prior year. The change was primarily due to the decrease in net loss, resulting from gains on the sales of our interests in partner companies, the decrease of our share of losses of our equity method partner companies, the non-cash gain from an observable price change in an investment, and the non-cash loss from the increase in the fair value of the Credit Facility repayment feature.
Net Cash Provided by (Used In) Investing Activities
Year ended December 31, 2018 versus year ended December 31, 2017. Net cash provided by (used in) investing activities increased by $42.2 million for the year ended December 31, 2018 compared to the prior year. The increase primarily related to a $50.8 million increase in proceeds from the sales of and distributions from companies, a $10.5 million repayment of principal outstanding on a note from Nexxt, Inc. and a $40.9 million decrease in cash proceeds from the net change in marketable securities. We also invested $21.6 million less in acquisitions of our ownership interests and advances and loans to partner companies.
Cash proceeds from the sales of and distributions from companies were $67.4 million for the year ended December 31, 2018 which related primarily to:

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

The Company also received shares of Invitae in August 2017 when Invitae, a public company, acquired former partner company Good Start Genetics, Inc. In February 2018 and October 2018, we sold 414,237 shares and 78,103 shares, respectively, of Invitae Corporation ("Invitae") common stock on the open market for aggregate proceeds of $3.7 million after transaction fees.
Net Cash Provided by (Used In) Financing Activities
Year ended December 31, 2018 versus year ended December 31, 2017. Net cash provided by (used in) financing activities decreased by $54.6 million for the year ended December 31, 2018 compared to the prior year. The primary financing activities in 2018 were the repayment of $41.0 million of our 2018 Debentures on their maturity date of May 15, 2018, $32.7 million of net proceeds from additional borrowings under our Amended Credit Facility and the $16.4 million credit facility payment in the fourth quarter. The primary financing activities in 2017 were net proceeds of $44.3 million from borrowing under the credit facility we entered into in May 2017 and $14.5 million paid to repurchase and retire $14.0 million face value of the 2018 Debentures, including transaction fees.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2018, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2019	2020 and 2021	2022 and 2023	After 2023
	(In millions)
Contractual Cash Obligations:
Credit Facility	$68.6	22.1	46.5	—	—
Interest payments on debt	10.9	8.4	2.5	—	—
Operating leases (a)	4.4	0.6	1.2	1.2	1.4
Severance payments	1.2	1.2	—	—	—
Potential clawback liabilities (b)	0.3	—	0.3	—	—
Other obligations (c)	2.2	0.8	1.4	—	—
Total Contractual Cash Obligations	$87.6	$33.1	$51.9	$1.2	$1.4

(a)	In 2015, we entered into an agreement for the lease of our principal executive offices which expires in April 2026.

(b)
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2018.

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

Not applicable for a smaller reporting company.

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
Opinion on Internal Control Over Financial Reporting
We have audited Safeguard Scientific, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows the years then ended and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Safeguard Scientifics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
Philadelphia, Pennsylvania
March 1, 2019

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$7,703	$20,751
Restricted cash	500	—
Marketable securities	37,955	4,452
Trading securities	—	3,761
Prepaid expenses and other current assets	2,669	4,644
Total current assets	48,827	33,608
Property and equipment, net	808	1,513
Ownership interests in and advances to partner companies	95,585	134,691
Long-term restricted cash equivalents	—	6,336
Other assets	517	316
Total Assets	$145,737	$176,464
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$165	$155
Accrued compensation and benefits	3,433	3,321
Accrued expenses and other current liabilities	2,182	1,851
Credit facility - current	22,100	—
Credit facility repayment feature	5,060	—
Convertible senior debentures	—	40,485
Total current liabilities	32,940	45,812
Other long-term liabilities	2,804	3,535
Credit facility - non-current	43,014	45,321
Total Liabilities	78,758	94,668
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2018 and 2017, respectively	2,157	2,157
Additional paid-in capital	810,928	812,536
Treasury stock, at cost; 914 and 999 shares at December 31, 2018 and 2017, respectively	(15,001)	(17,308)
Accumulated deficit	(731,105)	(715,476)
Accumulated other comprehensive loss	—	(113)
Total Equity	66,979	81,796
Total Liabilities and Equity	$145,737	$176,464
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
General and administrative expense	$16,871	$17,131
Operating loss	(16,871)	(17,131)
Other loss, net	(5,158)	(339)
Interest income	2,806	3,876
Interest expense	(16,067)	(8,620)
Equity income (loss)	19,661	(66,358)
Net loss before income taxes	(15,629)	(88,572)
Income tax benefit (expense)	—	—
Net loss	$(15,629)	$(88,572)
Net loss per share:
Basic	$(0.76)	$(4.34)
Diluted	$(0.76)	$(4.34)
Weighted average shares used in computing net loss per share:
Basic	20,544	20,430
Diluted	20,544	20,430
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(15,629)	$(88,572)
Other comprehensive income:
Share of other comprehensive income of equity method investments	113	318
Total comprehensive loss	$(15,516)	$(88,254)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2016	169,777	(626,904)	(431)	21,573	2,157	816,016	1,209	(21,061)
Net loss	(88,572)	(88,572)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	(1)	—	—	—	—	(97)	(6)	96
Issuance of restricted stock, net of tax withholdings	(38)	—	—	—	—	(3,695)	(204)	3,657
Stock-based compensation expense	1,138	—	—	—	—	1,138	—	—
Repurchase of convertible senior debentures	(826)	—	—	—	—	(826)	—	—
Other comprehensive income	318	—	318	—	—	—	—	—
Balance — December 31, 2017	81,796	(715,476)	(113)	21,573	2,157	812,536	999	(17,308)
Net loss	(15,629)	(15,629)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	(16)	—	16
Issuance of restricted stock, net of tax withholdings	(267)	—	—	—	—	(2,558)	(85)	2,291
Stock-based compensation expense	966	—	—	—	—	966	—	—
Other comprehensive income	113	—	113	—	—	—	—	—
Balance — December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(15,629)	$(88,572)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	692	322
Amortization of debt discount	4,513	2,542
Equity (income) loss	(19,661)	66,358
Loss from increase in fair value of derivative	4,541	—
Gain from observable price changes	(1,415)	—
Other, net	2,032	339
Loss on sale of property and equipment	12	—
Stock-based compensation expense	966	1,138
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,065)	(3,560)
Accounts payable, accrued expenses, and other	(21)	628
Net cash used in operating activities	(26,035)	(20,805)
Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies	(3,250)	(15,101)
Proceeds from sales of and distributions from companies	67,387	16,604
Advances and loans to companies	(13,104)	(22,867)
Repayment of advances and loans to companies	10,730	—
Purchase of marketable securities	(37,809)	—
Proceeds, from sales and maturities in securities	8,148	11,237
Proceeds from sales of property and equipment	1	—
Net cash provided by (used in) investing activities	32,103	(10,127)
Cash Flows from Financing Activities:
Proceeds from credit facility	35,000	50,000
Issuance costs of credit facility	(2,252)	(5,696)
Repayments on credit facility	(16,433)	—
Repurchase of convertible senior debentures	(41,000)	(14,455)
Tax withholdings related to equity-based awards	(267)	(223)
Issuance of Company common stock, net	—	(1)
Net cash provided by (used in) financing activities	(24,952)	29,625
Net change in cash, cash equivalents and restricted cash equivalents	(18,884)	(1,307)
Cash, cash equivalents and restricted cash equivalents at beginning of period	27,087	28,394
Cash, cash equivalents and restricted cash equivalents at end of period	$8,203	$27,087
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General
Liquidity And Capital Resources
As of December 31, 2018, Safeguard ("the Company") had $7.7 million of cash and cash equivalents and $38.0 million of marketable securities for a total of $45.7 million. As of December 31, 2018, the Company had $68.6 million of debt outstanding due in May 2020.
In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.
In connection with our change in strategy in January 2018, we implemented an initiative to reduce the operating costs of the Company. In April 2018, the Company announced additional management changes intended to further streamline the Company's organizational structure and further reduce its operating costs. In connection with the changes that the Company has implemented, the Company has incurred approximately $2.8 million of severance payments to terminated employees and will pay an additional $1.2 million in 2019.
In May 2017, the Company entered into a $75.0 million secured, revolving credit facility (“Credit Facility”) with HPS Investment Partners, LLC (“Lender”). In May 2018, the Company and Lender amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million. As of December 31, 2018, the Company had $68.6 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a minimum aggregate appraised value of ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments of the Term Loan and all prepayments of the Revolving Loan made after December 30, 2018; and (iii) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, the Company was in compliance with all of these covenants.
Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date. If the aggregated amount of the Company's qualified cash at any quarter end exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts, plus any applicable accrued and make-whole interest, in an amount equal to 100% of such excess. The Company anticipates exceeding the qualified cash threshold at March 31, 2019 and making the applicable required prepayment during the second quarter.
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
In order for the Company to maintain compliance with these covenants, the Company's plan includes selling certain of its partner company interests in the ordinary course of its business, and limiting capital deployments to existing partner companies. Should the Company not be in compliance with any of its debt covenants and be unable to obtain waivers for such events of default, management would pursue one of a number of potential alternatives to satisfy the obligations, including completing an

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equity offering or obtaining a new debt facility to refinance its existing debt. The Company believes that its cash, cash equivalents and marketable securities at December 31, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Safeguard and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany accounts and transactions are eliminated in consolidation.
Principles of Accounting for Ownership Interests in Companies
The Company accounts for its interests in its partner companies using one of the following methods: Equity or Other. The accounting method applied is generally determined by the degree of the Company's influence over the entity, primarily determined by our voting interest in the entity.
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
Other Method. We account for our equity interests in companies which are not accounted for under the equity method as equity securities without readily determinable fair values. We estimate the fair value of these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations. We include the carrying value of these investments in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
Accounting Estimates
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to partner companies, the fair value of the credit facility repayment feature derivative, the current portion of the credit facility debt, the recoverability of deferred tax assets, stock-based compensation and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain amounts recorded to reflect the Company’s share of income or losses of partner companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2018, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.
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
Restricted Cash and Cash Equivalents
Restricted cash equivalents in prior periods represented cash required to be set aside by a contractual agreement as a shareholder representative for 2018 or with a bank as collateral for a letter of credit for 2017. During the first quarter of 2018, the restriction lapsed in connection with the termination of the related letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$7,703	$20,751
Restricted cash	500	—
Long-term restricted cash equivalents	—	6,336
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$8,203	$27,087
Financial Instruments
The Company’s financial instruments (principally cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost.
Property and Equipment
Property and equipment generally represents leasehold improvements and is amortized over the shorter of the estimated useful lives or the expected remaining term of the lease.
Valuation of Credit facility repayment feature
The fair value of the Credit facility repayment feature (a Level 3 measurement) is determined quarterly based on the present value of make-whole interest payments that are expected to be paid based on cash flow estimates that include a probability weighted estimate of exit transactions, estimated follow-on deployments, estimated quarterly operating cash flows and other cash commitments that would result in qualified cash exceeding the $50 million threshold specified in the Credit facility.
Impairment of Ownership Interests In and Advances to Partner Companies

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each partner company relative to its carrying value, the financial condition and prospects of the partner company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the value of its ownership interest in the company. Impairment is measured as the amount by which the carrying value of an asset exceeds its fair value.
The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies.
Impairment charges related to equity method partner companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to non-equity method partner companies and funds are included in Other income (loss), net in the Consolidated Statements of Operations.
The reduced cost basis of a previously impaired partner company accounted for using the Equity method are not written-up if circumstances suggest the value of the company has subsequently recovered.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance was effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard will supersede most existing revenue guidance, it could impact revenue and cost recognition for partner companies. Any change in revenue or cost recognition for partner companies could affect the Company's recognition of its share of the results of its equity method partner companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year partner companies will adopt the new revenue standard for the year ending December 31, 2019.  The impact of adoption of the new revenue standard will be reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 will become effective for the Company on January 1, 2019. The Company anticipates making the accounting policy election not to recognize lease assets and lease liabilities for leases with a term of 12 months or less. As of December 31, 2018, the Company's only material long-term lease was for its corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. Based on that evaluation, we expect to record as of January 1, 2019 a lease liability of approximately $2.9 million, a right-to-use asset of $2.2 million and to eliminate the deferred rent liability of $0.7 million currently included in other long-term liabilities.
2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	December 31, 2018	December 31, 2017
	(In thousands)
Equity Method:
Partner companies	$64,097	$107,646
Private equity funds	392	443
	64,489	108,089
Other Method:
Partner companies	15,260	2,762
Private equity funds	511	1,334
	15,771	4,096
Advances to partner companies	15,325	22,506
	$95,585	$134,691
During 2018, the Company recognized impairments of $12.6 million related to Apprenda, Inc. CloudMine, Inc. and Brickwork, which are reflected in Equity income (loss) in the consolidated Statement of Operations. The impairments resulted from the discontinuance of operations or sale of the related entities.
In January 2018, Spongecell, Inc. merged into Flashtalking, a privately-held company. The Company received Flashtalking ordinary shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing. The Company’s final number of Flashtalking shares are subject to customary indemnification agreements. The Company recorded its ownership interest in Flashtalking at $11.2 million, which reflects its fair value at the time of closing. The Company recognized a gain of $3.9 million on the transaction, which is included in Equity income (loss), and has an adjusted carrying value for its interest of approximately $11.0 million at December 31, 2018.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2018, Nexxt, Inc., formerly Beyond.com, repaid $10.5 million of principal outstanding on a note received in connection with the Company's sale of its interest back to Nexxt for $26.0 million in March 2017. In that transaction, the Company received $15.5 million in cash and a three-year, $10.5 million note for the balance due, which accrued interest at a rate of 9.5% per annum. Interest was payable annually and interest income was recorded as earned throughout the year. The $10.5 million note was fully reserved and had a carrying value of zero as of December 31, 2017. The Company waived the interest accrued to date in connection with the early repayment of the principal balance. The receipt of $10.5 million of cash in February 2018 resulted in a gain of $9.5 million, net of the interest accrued to date, which is included in Equity income (loss) in the Consolidated Statements of Operations.
The Company obtained shares of Invitae in August 2017 when Invitae, a public company, acquired former partner company Good Start Genetics, Inc. The Company recognized a net gain on the transaction of $4.3 million for the year ended December 31, 2017 and an additional gain on the transaction of $1.1 million for the year ended December 31, 2018 as shares were released from escrow. During 2018, the Company sold an aggregate of 492,340 shares of Invitae Corporation ("Invitae") common stock on the open market for proceeds of $3.7 million after transaction fees. There are an additional 45,989 shares of Invitae common stock that continue to be held in escrow at December 31, 2018.
In May 2018, Cask Data, Inc. sold substantially all of its assets to another entity. The Company received $11.5 million in cash proceeds in connection with the transaction, excluding $2.4 million of holdbacks and escrows that may be released on various dates on or before November 2019. The Company recognized a gain of $4.2 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations.

In July 2018, the Company sold 39.13% of its ownership position in MediaMath back to MediaMath for $45.0 million. The Company also granted MediaMath an option to repurchase an additional 10.87% of the Company’s ownership position in MediaMath for $12.5 million within 180 days after the close of the initial transaction. The option has since been extended until September 30, 2019. The Company recognized a gain of $45.0 million on the initial transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations. The Company previously accounted for its ownership interest in MediaMath under the equity method of accounting. Immediately after the initial transaction, the Company discontinued utilizing the equity method of accounting for its remaining ownership interest in MediaMath. The Company's remaining ownership interest was recorded at its carrying value immediately prior to the July 2018 transaction. The carrying value will be adjusted for any observable price changes in the same or similar equity securities of MediaMath as those held by the Company.
In July 2018, the Company sold its interest in AdvantEdge Healthcare Solutions, Inc. in a secondary transaction for $10.0 million, excluding an additional $6.3 million that may be realized upon the achievement of certain valuation thresholds in connection with the future sale of Advantage Healthcare Solutions. The Company recognized a gain of $5.5 million on the transaction, which was included in Equity income (loss) in the Consolidated Statements of Operations.
During 2017, the Company recognized impairments of $16.0 million, including $7.0 million related to Full Measure, Inc., $3.6 million related to Spongecell, Inc., $5.2 million related to Pneuron, Inc and $0.2 million related to Aventura, which is reflected in Equity income (loss) in the Consolidated Statements of Operations. The impairments were based on the Company’s decision not to continue to provide additional capital in the absence of significant additional capital raised from new investors, merger consideration received that was lower than our carrying value and ceasing operations of the underlying company.
Summarized Financial Information for Partner Companies
The Company discloses aggregate summarized statements of operations for any partner companies accounted for under the equity method that are deemed significant. The following table provides summarized financial information for partner companies accounted for under the equity method for the periods presented and has been compiled from respective partner company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag. Results of operations of the partner companies are excluded for periods prior to their acquisition and subsequent to their disposition. Historical results are not adjusted when the Company exits or writes-off a partner company.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2018	2017
	(In thousands)
Balance Sheets:
Current assets	$168,659	$381,810
Non-current assets	24,432	134,707
Total assets	$193,091	$516,517
Current liabilities	$88,988	$408,438
Non-current liabilities	109,924	120,672
Shareholders’ equity	(5,821)	(12,593)
Total liabilities and shareholders’ equity	$193,091	$516,517
Number of partner companies	19	25

	Year Ended December 31,
	2018	2017
	(In thousands)
Results of Operations:
Revenue	$283,009	$378,080
Gross profit	$181,571	$251,298
Net loss	$(154,696)	$(187,121)

As of December 31, 2018, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $43.0 million. Of this excess, $33.0 million was allocated to goodwill and $10.0 million was allocated to intangible assets.
3. Acquisitions of Ownership Interests in Partner Companies
2018 Transactions
The Company funded an aggregate of $0.7 million of term notes and $1.6 million of convertible bridge loans to InfoBionic, Inc. The Company had previously deployed an aggregate of $19.7 million in InfoBionic. InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for chronic disease management with an initial market focus on cardiac arrhythmias. The Company accounts for its interest in InfoBionic under the equity method.
The Company deployed an additional $1.0 million in meQuilibrium. The Company had previously deployed an aggregate of $10.5 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being. The Company accounts for its interest in meQuilibrium under the equity method.
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
The Company deployed an aggregate of $1.0 million of convertible bridge loans to CloudMine, Inc. The Company had previously deployed an aggregate of $10.0 million in CloudMine. See Note 2 for discussion of the impairment of our interests in 2018. The Company had previously accounted for its interest in CloudMine under the equity method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company funded an additional $1.4 million of convertible bridge loans to QuanticMind. The Company had previously deployed $11.5 million in QuanticMind. QuanticMind delivers the most intelligent, scalable and fastest platform for maximizing digital marketing performance, including paid search and social, for enterprises. The Company accounts for its interest in QuanticMind under the equity method.
The Company deployed an aggregate of $2.2 million of convertible bridge loans to Sonobi, Inc. The Company had previously deployed $9.2 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers. The Company accounts for its interest in Sonobi under the equity method.
The Company funded an aggregate of $1.0 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $14.0 million in WebLinc. WebLinc is an e-commerce platform and services provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.
The Company deployed an additional $0.3 million in Propeller. The Company had previously deployed an aggregate of $14.0 million in Propeller. Propeller provides digital solutions to measurably improve respiratory health. The Company accounts for its interest in Propeller under the equity method. See Note 16 discussion of the sale of this partner company in 2019.
The Company funded an aggregate of $0.4 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $13.0 million in Cask Data. Cask Data made building and running big data solutions on-premises or in the cloud easy with Cask Data Application Platform. In May 2018, Cask Data sold substantially all of its assets to another entity resulting in the gain discussed in Note 2. The Company had previously accounted for its interest in Cask Data under the equity method.
The Company funded an aggregate of $2.2 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $24.1 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
The Company funded an aggregate of $0.5 million of convertible bridge loans to Spongecell, Inc. The Company had previously deployed an aggregate of $18.6 million in Spongecell. In the first quarter of 2018, Spongecell merged into Flashtalking as discussed in Note 2. The Company previously accounted for its interest in Spongecell under the equity method.
The Company funded an aggregate of $0.7 million of convertible bridge loans to Brickwork. The Company had previously deployed an aggregate of $4.2 million in Brickwork. The Company accounts for its interest in Brickwork under the equity method. See Note 16 for discussion of the sale of this partner company in 2019.
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
The Company funded an aggregate of $0.6 million of convertible bridge loans to Spongecell, Inc. The Company had previously deployed an aggregate of $18.0 million in Spongecell. During 2018, Spongecell merged into Flashtalking. The Company accounted for its interest in Spongecell under the equity method.
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
The Company funded an aggregate of $2.0 million of convertible bridge loans to Cask Data, Inc. The Company had previously deployed an aggregate of $11.0 million in Cask Data. Cask Data was acquired by another entity in 2018.
The Company deployed an aggregate of $4.5 million into CloudMine, Inc. The Company had previously deployed an aggregate of $5.5 million in CloudMine. The Company fully impaired its investment in this partner company in 2018.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Carrying Value	Fair Value Measurement at December 31, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$7,703	$7,703	$—	$—
Restricted cash equivalents	500	500	—	—
Marketable securities—held-to-maturity:
Government agency bond	$21,473	$21,473	$—	$—
U.S. Treasury Bills	$16,482	$16,482	$—	$—
Total marketable securities	$37,955	$37,955	$—	$—

Credit facility repayment feature liability	$5,060	$—	$—	$5,060

	Carrying Value	Fair Value Measurement at December 31, 2017
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$20,751	$20,751	$—	$—
Long-term restricted cash equivalents	6,336	6,336	—	—
Trading securities	3,761	3,761	—	—
Marketable securities—held-to-maturity:
Certificates of deposit	$4,452	$4,452	$—	$—
As of December 31, 2018, $38.0 million of marketable securities had contractual maturities which were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. As of December 31, 2017, trading securities consist of shares of Invitae Corporation obtained in connection with Invitae's acquisition of Good Start Genetics, Inc. in August 2017. The trading securities were recorded at fair value based on Invitae's closing stock price at December 31, 2017. During 2018, the Company sold the shares of Invitae common stock for net proceeds of $3.7 million. The Company recorded $5.1 million for the fair value of the credit facility repayment feature liability as of December 31, 2018, an increase of $4.5 million from its initial value established during the second quarter of 2018. The prepayment feature is an embedded derivative that is accounted for as a liability separate from the Amended Credit Facility. The liability is adjusted to the fair value of required projected future debt prepayments. The liability may change materially based upon management's probability weighted cash forecast at each balance sheet date. Management's cash forecasts are defined as Level 3 inputs under the fair value hierarchy.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In May 2018, the Company and Lender amended the Credit Facility ("Amended Credit Facility") to increase the principal amount of indebtedness available to be borrowed by the Company from $75.0 million to $100.0 million. The maturity date and interest rate remained unchanged. The Amended Credit Facility consists of a term loan in the principal amount of $85.0 million, (the "Term Loan"), $50.0 million of which was outstanding prior to entering into the amendment and $35.0 million of which was drawn in connection with the consummation of the amendment, and a revolving loan in the principal amount of up to $15.0 million (the “Revolving Loan”). The Company was able to borrow and repay under the Revolving Loan at any time until its expiration on December 30, 2018. Any amounts outstanding under the Revolving Loan on December 30, 2018 would be subject to the same repayment terms as amounts borrowed under the Term Loan. Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Credit Facility. Under the Amended Credit Facility, if the aggregate amount of the Company’s qualified cash at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to 100% of such excess. Based on this requirement, the Company has classified $22.1 million as the current portion of the credit facility based on the Company's projected qualified cash at March 31, 2019.
Certain debt covenants were revised in connection with the Amended Credit Facility. The Amended Credit Facility requires the Company to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments of the Term Loan and all prepayments of the Revolving Loan made after December 30, 2018; and (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). The Company is no longer required to maintain a specific net worth or any diversification requirements or concentration limits with respect to the Company’s capital deployments to its partner companies. Additionally, under the Amended Credit Facility, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Amended Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, the Company was in compliance with all applicable covenants.
The $35.0 million of additional principal that the Company borrowed with the consummation of the Amended Credit Facility resulted in net proceeds of $32.7 million, after closing fees to the Lender and other third parties, that were used towards the repayment of $41.0 million of principal outstanding on its 2018 Debentures, which the Company repaid in full on the maturity date of May 15, 2018. There were no convertible debentures outstanding as of December 31, 2018.
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
At December 31, 2018, the principal amount outstanding under the Amended Credit Facility was $68.6 million, the unamortized discount and debt issuance costs were $3.5 million and the net carrying value of the Credit Facility was $65.1 million. The Company accounted for the amendment to the Credit Facility as an insubstantial modification and is amortizing the excess of the principal amount of the Amended Credit Facility over its carrying value over the remaining term as additional interest expense using a revised effective interest rate prospectively based on the revised cash flows. The Amended Credit Facility requires prepayments of outstanding principal amounts when the Company’s qualified cash at any quarter end date exceeds $50.0 million. This provision in the Amended Credit Facility is an embedded derivative that is accounted for separately. An initial fair value (liability) of $0.5 million was recorded on the amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount is also included in debt issuance costs and will be amortized over the remaining term of the Amended Credit Facility. The liability is being adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. The Company recorded losses of $4.5 million for the year ended December 31, 2018 which is included in Other loss on the Consolidated Statements of Operations. The increase in the fair value of the credit facility repayment feature liability is due to an increase in the probability of debt prepayments based on the Company's current cash position and expected uses of cash during 2019. The

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company recorded interest expense of $14.6 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively, under the Amended Credit Facility. The effective interest rate on the Amended Credit Facility is 15.2%. The Company made interest payments of $10.0 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.
Convertible Senior Debentures
In November 2012, the Company issued $55.0 million principal amount of its 5.25% convertible senior debentures which was due on May 15, 2018 (the “2018 Debentures”). In 2017, the Company repurchased on the open market, and retired, an aggregate of $14.0 million face value of the 2018 Debentures at a cost of $14.5 million, including transaction fees. In connection with the repurchase of these 2018 Debentures, the Company recognized a $0.8 million reduction in equity which is included in Accumulated Paid-In Capital in the Consolidated Balance Sheet as of December 31, 2017 and a $29 thousand loss on extinguishment of the liability which is included in Other loss in the Consolidated Statements of Operations for the year ended December 31, 2017. At December 31, 2017, the Company had $41.0 million of outstanding 2018 Debentures which was repaid in full in May 2018.
Interest on the 2018 Debentures was payable semi-annually on May 15 and November 15. Holders of the 2018 Debentures had the right to convert their notes prior to November 15, 2017 at their option only under the following circumstances:

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

On or after November 15, 2017 until the close of business on the second business day immediately preceding the maturity date, holders would convert their notes at any time, regardless of whether any of the foregoing conditions had been met. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election.
The conversion rate of the 2018 Debentures was 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2017 was $11.20. Since their issuance in 2012, none of the 2018 Debentures have been converted to shares of common stock.
On or after November 15, 2016, the Company could redeem for cash any of the 2018 Debentures if the last reported sale price of the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the trading day before the date that notice of redemption is given, including the last trading day of such period. Upon any redemption of the 2018 Debentures, the Company will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and additional interest, if any.
The 2018 Debentures holders had the right to require the Company to repurchase the 2018 Debentures if the Company undergoes a fundamental change, which includes the sale of all or substantially all of the Company’s common stock or assets; liquidation; dissolution; a greater than 50% change in control; the delisting of the Company’s common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of the Company’s board of directors as defined in the governing agreement. Holders could have required that the Company repurchase for cash all or part of their debentures at a fundamental change repurchase price equal to 100% of the principal amount of the debentures to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Because the 2018 Debentures could be settled in cash or partially in cash upon conversion, the Company separately accounted for the liability and equity components. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2017, the fair value of the $41.0 million outstanding 2018 Debentures was approximately $41.6 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2017, the carrying amount of the equity component was $5.6 million, the principal amount of the liability component was $41.0 million, the unamortized discount and debt issuance costs were $0.5 million, and the net carrying value of the liability component was $40.5 million. The Company amortized the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.5 million and $1.5 million of such expense for the years ended December 31, 2018 and 2017, respectively. The effective interest rate on the 2018 Debentures was 8.7%.
6. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2018 and 2017, the Company did not repurchase any shares under the existing authorization.
In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs") which was ratified by shareholders at its 2018 Annual Meeting of Shareholders. The purpose of the Plan is to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan is intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. Under the Plan, the Company will issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders of record on March 2, 2018. The issuance of the Rights will not be taxable to Safeguard or its shareholders and will not affect Safeguard's reported earnings per share. The Rights will trade with Safeguard's common shares and will expire no later than February 19, 2021. The Rights and the Plan may also expire on an earlier date upon the occurrence of other events, including a determination by the Company's Board that the Plan is no longer necessary or desirable for the preservation of the Company's tax attributes or that no tax attributes may be carried forward (with such expiration occurring as of the beginning of the applicable taxable year). There can be no assurance that the Plan will prevent the Company from experiencing an ownership change.

7. Stock-Based Compensation
Equity Compensation Plans
The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2018 and 2017, the Company issued zero stock-based awards outside of existing plans. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2018, the Company had reserved 3.2 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan and other previously expired equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2018	2017
	(In thousands)
General and administrative expense	$966	$1,138
	$966	$1,138
At December 31, 2018, the Company had outstanding options that vest based on two different types of vesting schedules:
1) performance-based; and
2) service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. No performance-based options were issued during the years ended December 31, 2018 or 2017. During the years ended December 31, 2018 and 2017, 1 thousand and 1 thousand performance-based options vested each year. During the years ended December 31, 2018 and 2017, respectively, 76 thousand and 8 thousand performance-based options were canceled or forfeited. The Company recorded a reduction of compensation expense related to performance-based options of $0.7 million and $0.2 million for the years ended December 31, 2018 and 2017 respectively. The maximum number of unvested options at December 31, 2018 attainable under these grants was 258 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2018 and 2017, respectively, the Company issued zero thousand and 8 thousand service-based options to employees. During the years ended December 31, 2018 and 2017, respectively, 17 thousand and 80 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these options of $0.0 million and $0.1 million during the year ended December 31, 2018 and 2017, respectively.
The fair value of the Company’s option awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility measured using weekly price observations of the Company’s common stock for a period equal to the stock option’s expected term. There were no options granted during 2018. Assumptions used in the valuation of options granted in 2017 were as follows:

Year Ended December 31,
2017
Service-Based Options
Dividend yield	0%
Expected volatility	22%
Average expected option life	5 years
Risk-free interest rate	2.1%
The weighted-average grant date fair value of options issued by the Company during the year ended December 31, 2017 was $2.36 per share.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2016	678	14.90
Options granted	8	11.33
Options exercised	(29)	10.16
Options canceled/forfeited	(88)	17.20
Outstanding at December 31, 2017	569	14.74
Options granted	—	—
Options exercised	(15)	12.29
Options canceled/forfeited	(144)	15.21
Outstanding at December 31, 2018	410	14.66	2.39	$—
Options exercisable at December 31, 2018	143	16.18	1.63	—
Shares available for future grant	2,063
The total intrinsic value of options exercised for the years ended December 31, 2018 was immaterial. The total intrinsic value of options exercised for the years ended December 31, 2017 was $0.1 million.

At December 31, 2018, total unrecognized compensation cost related to non-vested service-based options was immaterial. At December 31, 2018, total unrecognized compensation cost related to non-vested performance-based options was immaterial.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. The Company did not issue any performance-based units during the years ended December 31, 2018 or 2017. During the years ended December 31, 2018 and 2017, 1 thousand performance-based stock units vested each year. During the years ended December 31, 2018 and 2017, respectively, 117 thousand and 6 thousand performance-based stock units were canceled or forfeited. Under the terms of the 2016 and 2015 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At December 31, 2018, the liability associated with such potential cash payments was $0.0 million.
During the years ended December 31, 2018 and 2017, respectively, the Company issued 48 thousand and 163 thousand restricted shares to employees and directors. Restricted shares generally vest over a period of approximately two to four years, or are vested at issuance for directors 65 or older. During the years ended December 31, 2018 and 2017, respectively, 44 thousand and 3 thousand restricted shares were canceled or forfeited.
During the years ended December 31, 2018 and 2017, respectively, the Company issued 6 thousand, and 54 thousand restricted stock or deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of service, death or permanent disability.

During the year ended December 31, 2017, the Company granted 22 thousand shares to members of its advisory board. The advisory board was disbanded in February 2018. The Company recorded compensation expense of $0.3 million in 2017 related to these awards.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $1.0 million $1.3 million, for the years ended December 31, 2018 and 2017, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2018 was $2.4 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2018 and 2017 was $1.6 million and $1.6 million, respectively.
Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2016	933	$14.79
Granted	217	11.43
Vested	(135)	13.75
Forfeited	(10)	14.38
Unvested at December 31, 2017	1,005	14.21
Granted	54	9.47
Vested	(121)	12.87
Forfeited	(161)	14.21
Unvested at December 31, 2018	777	14.08
8. Employee Benefit Plan

The Company maintains a qualified 401(K) retirement plan for eligible employees. The Plan’s matching formula is 100% of the first 5% of participants’ qualified compensation. Compensation expense related to our matching contributions to the plan for the years ended December 31, 2018 and 2017, were $0.2 million and $0.4 million, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2018 and 2017.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 35.0% for the years ended December 31, 2018 and 2017, respectively, to net loss before income taxes as a result of the following:

	Year Ended December 31,
	2018	2017
Statutory tax (benefit) expense	(21.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
Stock-based compensation	—	—
Nondeductible expenses	1.5	0.2
Tax Cuts and Jobs Act impact	—	93.2
Valuation allowance	19.5	(58.4)
	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax asset:
Carrying values of partner companies and other holdings	$60,951	$69,751
Tax loss and credit carryforwards	62,901	58,138
Disallowed interest carryforwards	3,831	—
Credit facility repayment feature	1,312	—
Accrued expenses	675	766
Stock-based compensation	550	814
Other	1,034	967
	131,254	130,436
Valuation allowance	(131,254)	(130,436)
Net deferred tax asset	$—	$—
As of December 31, 2018, the Company and its subsidiaries consolidated for tax purposes had federal net operating and capital loss carryforwards of approximately $299.5 million, of which $17.1 million have an indefinite life. These carryforwards expire as follows:

Total
(In thousands)
2019	$—
2020	—
2021	3,728
2022	48,848
2023 and thereafter	229,867
$282,443
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

after December 31, 2017. The most significant impact on the Company's consolidated financial statements was a reduction of approximately $82.5 million in deferred tax assets which is offset by changes to the Company’s valuation allowance.
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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2018 and 2017.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2018 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.
10. Net Loss Per Share
The calculations of net loss per share were:

	Year Ended December 31,
	2018	2017
	(In thousands, except per share data)
Basic:
Net loss	$(15,629)	$(88,572)
Weighted average common shares outstanding	20,544	20,430
Net loss per share	$(0.76)	$(4.34)
Diluted:
Net loss	$(15,629)	$(88,572)
Weighted average common shares outstanding	20,544	20,430
Net loss per share	$(0.76)	$(4.34)
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
Diluted loss per share for the years ended December 31, 2018 and 2017 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At December 31, 2018 and 2017, options to purchase 0.4 million, and 0.6 million shares of common stock, respectively, at prices ranging from $9.83 to $19.95 per share, and $9.83 to $19.95 per share per share, respectively, were excluded from the calculation.

•
At December 31, 2018 and 2017, unvested restricted stock, performance-based stock units and DSUs convertible into 0.8 million million and 1.0 million shares of stock, respectively, were excluded from the calculations.

•
For the years ended December 31, 2018 and 2017, 0.8 million and 2.3 million shares of common stock, respectively, representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Related Party Transactions
In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, a former Chairman and Chief Executive Officer of the Company. Through December 31, 2018, the Company recognized impairment charges against the loan of $15.7 million. Since 2001 and through December 31, 2018, the Company has received a total of $17.1 million in payments on the loan. The carrying value of the loan at December 31, 2018 was zero. The Company did not receive any payments on this loan agreement in the years ended December 31, 2018 or 2017.
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
The Company leases its corporate headquarters under a lease expiring in 2026 and office equipment under leases expiring at various dates to 2020. Total rental expense under operating leases was $0.6 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Total
(In thousands)
2019	$605
2020	603
2021	598
2022	602
2023 and thereafter	2,046
$4,454
The Company had outstanding guarantees of $3.8 million at December 31, 2018 which related to one of the Company's private equity holdings.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company was notified by the fund's manager that the fund is being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which is reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2018.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million is included in Accrued expenses and other current liabilities and the long-term portion of $1.3 million is included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2018.
In January 2018, the Company announced a change in strategy and implemented an initiative to generate annual cost savings. The Company has incurred approximately $3.9 million of severance costs to terminated employees, of which $1.2 million remains to be paid during 2019. The Company also has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under severance agreements for remaining employees is approximately $4.8 million at December 31, 2018.
In June 2011, the Company's former partner company, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
13. Supplemental Cash Flow Information
During the years ended December 31, 2018 and 2017, the Company converted $12.4 million and $10.8 million, respectively, of advances to partner companies into ownership interests in partner companies. Cash paid for interest for the years ended December 31, 2018 and 2017 was $11.1 million and $5.0 million, respectively. Cash paid for taxes in each of the years ended December 31, 2018 and 2017 was $0.0 million.
14. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
As of December 31, 2018, the Company held interests in 21 non-consolidated partner companies. The Company’s active partner companies as of December 31, 2018 were as follows for the years ended December 31, 2018, and 2017:

	Safeguard Primary Ownership as of December 31,
Partner Company	2018	2017	Accounting Method
Aktana, Inc.	18.9%	24.5%	Equity
Brickwork ***	20.3%	20.3%	Equity
Clutch Holdings, Inc.	41.2%	42.7%	Equity
Flashtalking, Inc.*	10.1%	N/A	Other
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	25.4%	39.5%	Equity
Lumesis, Inc.	43.7%	43.8%	Equity
MediaMath, Inc. **	13.4%	20.5%	Other
meQuilibrium	33.1%	36.2%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
Propeller ***	19.5%	24.0%	Equity
QuanticMind, Inc.	24.2%	24.7%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	20.1%	Equity
T-REX Group, Inc.	21.1%	21.1%	Equity
Transactis, Inc.	23.7%	23.8%	Equity
Trice Medical, Inc.	17.4%	24.8%	Equity
WebLinc, Inc.	38.5%	38.0%	Equity
Zipnosis, Inc	34.7%	25.4%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.
** The Company sold 39.1% of its ownership interest back to MediaMath Inc. for $45 million of proceeds in July 2018.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

*** The Company's ownership interests in Brickwork and Propeller Health were disposed of, in separate transactions, in January 2019.
As of December 31, 2018 and 2017, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2018:
General and administrative expense	$5,589	$5,148	$3,516	$2,618
Operating loss	(5,589)	(5,148)	(3,516)	(2,618)
Other income (loss), net	(1,435)	(2,452)	(1,078)	(193)
Interest income	798	666	718	624
Interest expense	(2,690)	(3,422)	(3,310)	(6,645)
Equity income (loss)	2,746	(14,540)	39,246	(7,791)
Net loss before income taxes	(6,170)	(24,896)	32,060	(16,623)
Income tax benefit (expense)	—	—	—	—
Net loss	$(6,170)	$(24,896)	$32,060	$(16,623)
Net loss per share (a)
Basic	$(0.30)	$(1.21)	$1.56	$(0.81)
Diluted	$(0.30)	$(1.21)	$1.56	$(0.81)
2017:
General and administrative expense	$4,947	$4,486	$3,758	$3,940
Operating loss	(4,947)	(4,486)	(3,758)	(3,940)
Other income (loss), net	249	(89)	(379)	(120)
Interest income	801	1,087	1,004	984
Interest expense	(1,198)	(2,112)	(2,643)	(2,667)
Equity income (loss)	(17,002)	(23,497)	(12,874)	(12,985)
Net income (loss) before income taxes	(22,097)	(29,097)	(18,650)	(18,728)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(22,097)	$(29,097)	$(18,650)	$(18,728)
Net income (loss) per share (a)
Basic	$(1.08)	$(1.43)	$(0.91)	$(0.91)
Diluted	$(1.08)	$(1.43)	$(0.91)	$(0.91)

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

16. Subsequent Events
In January 2019, Brickwork was acquired in an all stock transaction resulting in no gain or loss. The Company received a preferred equity interest in the acquiror and accounts for this interest as an equity interest without a readily determinable fair value.
In January 2019, Propeller was acquired for cash. The Company received approximately $41.5 million in cash.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 are functioning effectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - to be updated
Security ownership of certain beneficial owners is incorporated by reference to the portion of our Definitive Proxy Statement entitled “Stock Ownership of Certain Beneficial Owners, Directors and Officers.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board receive equity grants for their service on our Board.

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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2018, 105,556 shares were subject to outstanding options and performance stock units ("PSUs"), no shares were available for future issuance, and 585,025 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that remained outstanding at December 31, 2018, continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.

During 2013 and 2016, the Compensation Committee granted “employee inducement” awards to three then newly hired executives. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules. The employee inducement awards consisted of: (i) options that were outstanding at January 1, 2018 to purchase up to an aggregate of 70,000 shares of Safeguard common stock and (ii) 23,083 shares of restricted stock and 23,083 performance stock units that were granted as inducement awards during 2016. All of the “employee inducement” awards that were granted as stock options have a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. 17,500 of such stock options were granted with an eight-year term and 52,500 of such stock options were granted with a 10-year term. The 23,083 performance stock units were granted with a 10-year term.

During 2018, there were no shares underlying inducement stock options that were exercised, 7,260 shares of restricted stock underlying inducement awards vested and 70,000 of the shares of underlying inducement stock options expired.

Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2018, (i) 5,900 shares of restricted stock were subject to time-based vesting in eight equal quarterly installments commencing on January 15, 2019, and (ii) 11,799 performance stock units vest based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the capital-return based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as equity grants previously awarded to other executives under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2018 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2018.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	985,821	$14.9245	2,063,088
Equity compensation plans not approved by security holders (4)	117,355	$13.2940	—
Total	1,103,176	$14.6607	2,063,088

(1)	Includes a total of 658,622 shares underlying PSUs and DSUs awarded for no consideration and 33,947 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 692,569 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Includes awards granted under the 2001 Plan and 11,799 “employee inducement” awards.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
1.a	Description
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
4.1	Section 382 Tax Benefits Preservation Plan, dated as of February 19, 2018, by and among Safeguard Scientifics, Inc. Computershare Inc. and Computershare Trust Company, N.A.	Form 8-K 2/20/18	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Amended and Restated Safeguard Scientifics, Inc. Transaction bonus plan	Form 8-K 2/19/19	99.1
10.7†	Compensation Summary — Non-employee Directors	—	—
10.8.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.8.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	Form 10-K 3/11/13	10.9.3
10.8.4*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated April 6, 2018	Form 8-K 4/10/18	99.8

10.9.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.9.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.9.4*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated April 6, 2018	Form 8-K 4/10/18	99.5
10.10.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Jeffrey B. McGroarty dated January 6, 2014	Form 8-K 1/7/14	10.1
10.11.1*	Compensation Agreement by and between Safeguard Scientifics, Inc. and David Kille dated September 1, 2015	Form 8-K 4/10/18	99.6
10.11.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and David Kille dated April 6, 2018	Form 8-K 4/10/18	99.7
10.12*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Mark Herndon dated September 17, 2018	Form 8-K 9/18/18	99.1
10.13*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.14	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.15	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.16.1	Loan and Guaranty Agreement dated as of May 11, 2017 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., Safeguard Technologies, Inc., SFE Properties, Inc., Safeguard Capital Management, Inc., SSI Partnership Holdings, (Pennsylvania), Inc., SSI Management Company, Inc., Safeguard Fund Management, Inc., Safeguard Delaware II, Inc. and Safeguard PM SPV, Inc. and HPS Investment Partners, LLC and certain other lenders party thereto	Form 8-K/A 5/12/17	10.1
10.16.2	Pledge and Security Agreement dated as of May 11, 2017 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., Safeguard Technologies, Inc., SFE Properties, Inc., Safeguard Capital Management, Inc., SSI Partnership Holdings, (Pennsylvania), Inc., SSI Management Company, Inc., Safeguard Fund Management, Inc., Safeguard Delaware II, Inc. and Safeguard PM SPV, Inc. and HPS Investment Partners, LLC and certain other lenders party thereto	Form 8-K/A 5/12/17	10.2
10.16.3	Second Amendment to Loan and Guaranty Agreement and Lien Reaffirmation Agreement dated as of May 11, 2018 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., Safeguard Technologies, Inc., SFE Properties, Inc., Safeguard Capital Management, Inc., SSI Partnership Holdings, (Pennsylvania), Inc., SSI Management Company, Inc., Safeguard Fund Management, Inc., Safeguard Delaware II, Inc. and Safeguard PM SPV, Inc. and HPS Investment Partners, LLC and certain other lenders party thereto	Form 8-K/A 5/15/18	10.1
10.17.1	Stock Repurchase Agreement dated as of July 2, 2018 between Safeguard Delaware, Inc. and MediaMath Holdings, Inc.	Form 8-K 7/9/18	10.1
10.17.2	Amendment No. 1 Stock Repurchase Agreement dated as of January 3, 2019 between Safeguard Delaware, Inc. and MediaMath Holdings, Inc.	Form 8-K 1/4/19	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Brian J. Sisko pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Brian J. Sisko pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	BRIAN J. SISKO
Brian J. Sisko
President and Chief Executive Officer
Dated: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN J. SISKO	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Brian J. Sisko
MARK A. HERNDON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Mark A. Herndon
IRA LUBERT	Director	March 1, 2019
Ira Lubert
RUSSELL GLASS	Director	March 1, 2019
Russell Glass
MAUREEN MORRISON	Director	March 1, 2019
Maureen Morrison
JOHN J. ROBERTS	Director	March 1, 2019
John J. Roberts
ROBERT J. ROSENTHAL	Chairman of the Board of Directors	March 1, 2019
Robert J. Rosenthal