Form 10-Q
period 2019-03-31
SAFEGUARD SCIENTIFICS INC
filed 2019-05-03
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of April 30, 2019
Common Stock 20,576,575

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$44,592	$7,703
Restricted cash	525	500
Marketable securities	32,905	37,955
Trading securities	306	—
Prepaid expenses and other current assets	3,380	2,669
Total current assets	81,708	48,827
Property and equipment, net	2,430	808
Ownership interests in and advances to partner companies	85,603	95,585
Other assets	712	517
Total Assets	$170,453	$145,737
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$110	$165
Accrued compensation and benefits	1,652	3,433
Accrued expenses and other current liabilities	2,170	2,182
Credit facility - current	65,687	22,100
Credit facility repayment feature	7,069	5,060
Lease liability - current	250	—
Total current liabilities	76,938	32,940
Credit facility - non-current	—	43,014
Lease liability - non-current	2,597	—
Other long-term liabilities	2,039	2,804
Total Liabilities	81,574	78,758
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2019 and December 31, 2018	2,157	2,157
Additional paid-in capital	811,352	810,928
Treasury stock, at cost; 998 and 914 shares at March 31, 2019 and December 31, 2018, respectively	(15,157)	(15,001)
Accumulated deficit	(709,442)	(731,105)
Accumulated other comprehensive loss	(31)	—
Total Equity	88,879	66,979
Total Liabilities and Equity	$170,453	$145,737
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2019	2018
General and administrative expense	$3,057	$5,589
Operating loss	(3,057)	(5,589)
Other loss, net	(1,885)	(1,435)
Interest income	873	798
Interest expense	(2,535)	(2,690)
Equity income, net	28,267	2,746
Net income (loss) before income taxes	21,663	(6,170)
Income tax benefit (expense)	—	—
Net income (loss)	$21,663	$(6,170)

Net income (loss) per share:
Basic	$1.05	$(0.30)
Diluted	$1.05	$(0.30)
Weighted average shares used in computing income (loss) per share:
Basic	20,585	20,506
Diluted	20,585	20,506

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three months ended March 31,
	2019	2018
Net income (loss)	$21,663	$(6,170)
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments	(31)	—
Reclassification adjustment for sale of equity method investments	—	82
Total comprehensive income (loss)	$21,632	$(6,088)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net cash used in operating activities	$(5,782)	$(6,774)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	41,778	3,257
Advances and loans to companies	(3,925)	(4,036)
Repayment of advances and loans to companies	—	10,500
Purchases of marketable securities	(57,243)	—
Proceeds from sales and maturities in marketable securities	62,235	1,410
Net cash provided by investing activities	42,845	11,131
Cash Flows from Financing Activities:
Tax withholdings related to equity-based awards	(149)	(150)
Net cash used in financing activities	(149)	(150)
Net change in cash, cash equivalents and restricted cash	36,914	4,207
Cash, cash equivalents and restricted cash at beginning of period	8,203	27,087
Cash, cash equivalents and restricted cash at end of period	$45,117	$31,294
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)
Net income	21,663	21,663	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	—	1	—
Cancellations of and restricted stock withheld for taxes	(149)	—	—	—	—	7	83	(156)
Stock-based compensation expense	417	—	—	—	—	417	—	—
Other comprehensive loss	(31)	—	(31)	—	—	—	—	—
Balance - March 31, 2019	$88,879	$(709,442)	$(31)	21,573	$2,157	$811,352	998	$(15,157)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)
Net loss	(6,170)	(6,170)	—	—	—	—	—	—
Cancellations of and restricted stock withheld for taxes	(150)	—	—	—	—	(17)	13	(133)
Stock-based compensation expense	277	—	—	—	—	277	—	—
Other comprehensive income	82	—	82	—	—	—	—	—
Balance - March 31, 2018	$75,835	$(721,646)	$(31)	21,573	$2,157	$812,796	1,012	$(17,441)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2018 Annual Report on Form 10-K.
Liquidity
As of March 31, 2019, the Company had $44.6 million of cash and cash equivalents and $33.2 million of marketable securities and trading securities for a total of $77.8 million. As of March 31, 2019, the Company had $68.6 million of debt outstanding, due in May 2020.
In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and providing for working capital needs.
As of March 31, 2019, the Company had $68.6 million of principal outstanding on the Credit Facility due in May 2020. The Credit Facility requires the Company to maintain (i) a liquidity threshold of at least $20 million of unrestricted cash; (ii) a minimum aggregate appraised value of ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments, and (iii) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility is repaid in full. As of the date these condensed consolidated financial statements were issued, the Company was in compliance with all of these covenants.
Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date. If the aggregated amount of the Company’s qualified cash at any quarter end date exceeds $50.0 million, the Company is required to prepay outstanding principal amounts under the Amended Credit Facility, plus any applicable accrued and make-whole interest, in an amount equal to such excess. The Company exceeded the qualified cash threshold at March 31, 2019 and the Company made the applicable required prepayment, as required, on April 15, 2019.
The Company believes that its cash, cash equivalents and marketable securities at March 31, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements.
Significant Accounting Policies
Property and Equipment
Property and equipment represents a right-of-use asset resulting from the adoption of Accounting Standards Update ("ASU") 2016-02, Leases, and other previously existing leasehold improvements. The leasehold improvements are amortized over the shorter of the estimated useful lives or the expected remaining term of the lease. The right-of-use asset is reduced over the remaining term of the lease (April 2026) in a manner that results in a straight-line lease expense, when combined with the interest factor on the lease liability.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease liability
The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's corporate headquarters operating office lease. The discount rate used to calculate the lease liability is based on the Company's incremental borrowing rate, approximately 12%, at the transition to the guidance of ASU 2016-02, Leases. Subsequent values of the lease liability will reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses, and operating cash outflows of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

In March 2019, the Company entered into a sublease of its existing corporate headquarters office space beginning in June 2019. The term of the sublease is through April 2026, the same as the Company's underlying existing lease. Fixed sublease payments to the Company are escalating over the term of the lease and aggregate to $3.7 million.

A summary of the Company's operating lease at March 31, 2019 follows:

	Operating lease payments	Sublease income
	(Unaudited - In thousands)
2019 (nine months ending December 31)	$434	$166
2020	587	509
2021	595	525
2022	601	540
2023	607	556
2024	613	573
Thereafter	826	789
Total future minimum lease payments	4,263	$3,658
Less imputed interest	(1,416)
Total operating lease liabilities	$2,847

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
In addition to holding voting and non-voting equity, the Company also periodically makes advances to its partner companies in the form of promissory notes which are included in the Ownership interests in and advances to partner companies line item in the Consolidated Balance Sheets.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance is effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance was effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard superseded most existing revenue guidance, it could impact revenue and cost recognition for partner companies. Any change in revenue or cost recognition for partner companies could affect the Company's recognition of its share of the results of its equity method partner companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year partner companies will adopt the new revenue standard for the year ending December 31, 2019.  The impact of adoption of the new revenue standard will be reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company has elected to exempt short term leases that qualify from recognizing right of use assets or lease liabilities, and has elected to not separate lease and non-lease components for all leases of which it is the lessee. The Company’s non-lease components are primarily related to utility and maintenance costs, which are typically variable in nature and are expensed in the period incurred. As of January 1, 2019, the Company's only material long-term lease was for its corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company recorded an initial lease liability of $2.9 million, a right-of-use asset of $2.2 million included in property and equipment and eliminated the deferred rent liability of $0.7 million that was previously included in other long-term liabilities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	March 31, 2019	December 31, 2018
	(Unaudited - In thousands)
Equity Method Companies:
Partner companies	$48,342	$64,097
Private equity funds	392	392
	48,734	64,489
Other Companies:
Partner companies and other holdings	17,585	15,260
Private equity funds	500	511
	18,085	15,771
Advances to partner companies	18,784	15,325
	$85,603	$95,585

In January 2019, Propeller was acquired by another entity for cash. The Company received $41.5 million in cash proceeds in connection with the transaction, excluding $0.8 million of holdbacks and escrows that may be substantially released on various dates on or before January 2020. The Company recognized a gain of $34.9 million, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three months ended March 31, 2019.
In January 2019, Brickwork merged into another privately-held company. The Company received a preferred equity interest in the acquiror and accounts for this interest as an equity interest without a readily determinable fair value. The Company did not recognize a gain or loss in 2019 as a result of this transaction.
Summarized Financial Information
The following table summarizes statement of operations for any partner companies accounted for under the equity method for the three months ended March 31, 2019 and 2018, respectively. These results have been compiled from respective company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three months ended March 31,
	2019	2018
	(Unaudited - In thousands)
Results of Operations:
Revenue	$43,868	$110,393
Gross profit	$24,589	$78,071
Net loss	$(33,616)	$(31,805)

3. Acquisitions of Ownership Interests in Partner Companies
The Company deployed an aggregate of $0.4 million for additional equity interest in Clutch Holdings. The Company had previously deployed an aggregate of $16.3 million in Clutch. Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base. The Company accounts for its interest in Clutch Holdings under the equity method.
The Company funded an additional $2.0 million of convertible bridge loans to Sonobi, Inc. The Company had previously deployed $11.4 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers. The Company accounts for its interest in Sonobi under the equity method.
The Company funded an aggregate of $0.7 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $26.4 million in NovaSom. NovaSom is a medical device company focused on obstructive sleep

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

apnea, specifically home testing with its FDA-cleared wireless device called AccuSom® home sleep test. The Company accounts for its interest in NovaSom under the equity method.
The Company funded an aggregate of $0.9 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $15.0 million in WebLinc. WebLinc is an e-commerce platform and services provider for fast growing online retailers. The Company accounts for its interest in WebLinc under the equity method.

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Carrying Value	Fair Value Measurement at March 31, 2019
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$44,592	$44,592	$—	$—

Restricted cash	$525	$525	$—	$—

Trading securities	$306	$306	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$32,905	$32,905	$—	$—

Credit facility repayment feature liability	$7,069	$—	$—	$7,069

	Carrying Value	Fair Value Measurement at December 31, 2018
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$7,703	$7,703	$—	$—

Restricted cash equivalents	$500	$500	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$37,955	$37,955	$—	$—

Credit facility repayment feature liability	$5,060	$—	$—	$5,060
As of March 31, 2019, $32.9 million of marketable securities had contractual maturities which were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. As of March 31, 2019, $7.1 million is recorded as a credit facility repayment feature liability, an

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increase of $2.0 million from December 31, 2018, due to the provision in the Credit Facility that requires prepayments of outstanding principal amounts when the Company’s qualified cash at any quarter end date exceeds $50.0 million. The prepayment feature is an embedded derivative that is accounted for as a liability separate from the Credit Facility. The liability is adjusted to the fair value of required projected future debt prepayments. The liability may change materially based upon management's probability weighted cash forecast at each balance sheet date. Management's cash forecasts are defined as Level 3 inputs under the fair value hierarchy.

5. Credit Facility and Convertible Debentures
Credit Facility
The Company has a credit facility with HPS Investment Partners, LLC (“Lender”), which was amended in May 2018 ("Credit Facility"). The Credit Facility has a scheduled maturity of May 11, 2020 and bears interest at a rate of either: (A) LIBOR plus 8.5% (subject to a LIBOR floor of 1%), payable on the last day of the one, two or three month interest period applicable to the LIBOR rate advance, or (B) 7.5% plus the greater of: 2%; the Federal Funds Rate plus 0.5%; LIBOR plus 1%; or the U.S. Prime Rate, payable monthly in arrears. The Credit Facility is secured by all of the Company's assets in accordance with the terms of the Credit Facility.
The terms of the Credit Facility include a requirement that if the aggregate amount of the Company’s qualified cash at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to such excess. Based on this requirement, the Company made a principal payment of $24.0 million and a make-whole interest payment of $2.9 million on April 15, 2019 based on the Company's qualified cash at March 31, 2019.
The Company is subject to certain debt covenants under the Credit Facility which require the Company to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million, less the aggregate amount of all prepayments; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility is repaid in full. As of the date these consolidated financial statements were issued, the Company was in compliance with all applicable covenants.
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
At March 31, 2019, the principal amount outstanding under the Credit Facility was $68.6 million, the unamortized discount and debt issuance costs were $2.9 million and the net carrying value of the credit facility was $65.7 million.
The Credit Facility requires prepayments of outstanding principal amounts when the Company’s qualified cash at any quarter end date exceeds $50.0 million. This provision in the Credit Facility is an embedded derivative that is accounted for separately from the credit facility. A liability of $0.5 million was recorded on the amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount is also included in debt issuance costs and will be amortized over the remaining term of the credit facility. The liability is adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. During the three months ended March 31, 2019, the Company recorded an increase in the liability of $2.0 million, which is included in Other loss on the Consolidated Statements of Operations. The increase in the fair value of the credit facility repayment feature liability is due to an increase in the probability of debt prepayments based on the Company's current cash position, projected events that will provide cash, and expected uses of cash during 2019.
The Company recorded interest expense under the credit facility of $2.5 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The effective interest rate on the Credit Facility is 15.3%. The Company made interest payments under the credit facility of $1.9 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2018 the Company also recorded $0.9 million of interest expense and made no interest payments related to convertible debentures that were outstanding during that period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2019	2018
	(Unaudited - In thousands)
General and administrative expense	$417	$277
	$417	$277
There were no restricted stock or stock options granted during the three months ended March 31, 2019.
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision expense that would have been recognized in the three months ended March 31, 2019 was offset by changes in the valuation allowance. During the three months ended March 31, 2019, the Company had no material changes in uncertain tax positions.

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended March 31,
	2019	2018
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$21,663	$(6,170)

Weighted average common shares outstanding	20,585	20,506

Net income (loss) per share	$1.05	$(0.30)

Diluted:
Net income (loss) for dilutive share computation	$21,663	$(6,170)

Number of shares used in basic per share computation	20,585	20,506
Unvested restricted stock and DSU's	—	—
Employee stock options	—	—
Weighted average common shares outstanding	20,585	20,506

Net income (loss) per dilutive share	$1.05	$(0.30)

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
Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
At March 31, 2019 and 2018, options to purchase 0.3 million and 0.6 million shares of common stock, respectively, at prices ranging from $9.83 to $19.41 and $9.83 to $19.95, respectively, were excluded from the calculations.

•
At March 31, 2019 and 2018, unvested restricted stock, performance-based stock units and DSUs convertible into 0.7 million and 1.0 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2018, 2.3 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.
9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of March 31, 2019, the Company held interests in 19 non-consolidated partner companies. The Company’s active partner companies were as follows as of March 31, 2019:

Partner Company	Safeguard Primary Ownership as of March 31, 2019	Accounting Method
Aktana, Inc.	18.9%	Equity
Clutch Holdings, Inc.	41.2%	Equity
Flashtalking	10.1%	Other
Hoopla Software, Inc.	25.5%	Equity
InfoBionic, Inc.	25.4%	Equity
Lumesis, Inc.	43.6%	Equity
MediaMath, Inc.	13.4%	Other
meQuilibrium	33.1%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Prognos Health Inc.	28.7%	Equity
QuanticMind, Inc.	24.2%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	20.0%	Equity
T-REX Group, Inc.	17.8%	Equity
Transactis, Inc.	23.6%	Equity
Trice Medical, Inc.	16.7%	Equity
WebLinc, Inc.	38.5%	Equity
Zipnosis, Inc.	34.7%	Equity
As of March 31, 2019 and December 31, 2018, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at March 31, 2019 which related to one of the Company's private equity holdings. Escrow funds to satisfy this guarantee are held at the private equity fund.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company was notified by the fund's manager that the fund was being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2019.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million is included in Accrued expenses and other current liabilities and the long-term portion of $1.2 million is included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2019.
In 2018, the Company announced a change in strategy and implemented a series of initiatives to generate annual cost savings. The Company has incurred $3.9 million of severance costs to terminated employees, of which $0.5 million remains to be paid during 2019.
The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $4.8 million at March 31, 2019.
In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019, the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. Under the LTIP, participants have received awards that may result in cash payments in connection with sales of the Company’s partner company assets (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 1% of received proceeds at the first threshold to 1.333% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash not later than March 15th of the calendar year following the calendar year of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. There are no amounts accrued or payable under the LTIP as of March 31, 2019.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the above matters, the Company and other former equity holders in ABH entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under the existing authorization during 2018 or the quarter ended March 31, 2019.
In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs"). The Company submitted the Plan for shareholder ratification at its 2018 Annual Meeting of Shareholders and the Plan was ratified by shareholders. The purpose of the Plan is to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would be deemed to have occurred if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan is intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. Under the Plan, the Company will issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders as of the applicable date of record. The issuance of the Rights will not be taxable to Safeguard or its shareholders and will not affect Safeguard's reported earnings per share. The Rights will trade with Safeguard's common shares and will expire no later than February 19, 2021. The Rights and the Plan may also expire on an earlier date upon the occurrence of other events, including a determination by the Company's Board that the Plan is no longer necessary or desirable for the preservation of the Company's tax attributes or that no tax attributes may be carried forward (with such expiration occurring as of the beginning of the applicable taxable year). There can be no assurance that the Plan will prevent the Company from experiencing an ownership change.

12. Subsequent Events

During April 2019, the Company made a $27.4 million payment to its Lender consisting of $24.0 million of principal, $2.9 million of interest and $0.5 million of accrued interest.

During April 2019, the Company deployed an additional $1.5 million into Zipnosis, Inc. The Company has previously deployed $8.5 million into Zipnosis. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform.

During April 2019, the Company deployed an additional $3.0 million into Syapse, Inc. The Company has previously deployed an aggregate of $15.6 million into Syapse. Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

During April 2019, the Company deployed an additional $1.5 million into meQuilibrium. The Company had previously deployed $11.5 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being.

In April 2019, the Company entered into a sublease for replacement office space with a related party, a partner company, beginning in June 2019. The term of the sublease is 18 months with three conditional six month renewals based on mutual agreement with the sublessor. The aggregate payments expected under this sublease are not material.

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

In January 2018, Safeguard announced that we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to enable returning value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and providing for working capital needs.

Safeguard's existing group of partner companies consists principally of technology-driven businesses in healthcare, financial services and digital media that are capitalizing on the next wave of enabling technologies including business intelligence and predictive analytics. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. Safeguard typically deploys up to $25 million in a company.

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
The following listing of our partner companies includes only entities which were considered partner companies as of March 31, 2019. Certain entities which may have been partner companies in previous periods are omitted if, as of March 31,

2019, they had been sold or are no longer considered a partner company.

	Safeguard Primary Ownership as of March 31,
Partner Company	2019	2018	Accounting Method
Aktana, Inc.	18.9%	24.6%	Equity
Clutch Holdings, Inc.	41.2%	41.3%	Equity
Flashtalking	10.1%	10.3%	Other
Hoopla Software, Inc.	25.5%	25.5%	Equity
InfoBionic, Inc.	25.4%	39.5%	Equity
Lumesis, Inc.	43.6%	43.8%	Equity
MediaMath, Inc.	13.4%	20.5%	Other
meQuilibrium	33.1%	36.2%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
QuanticMind, Inc.	24.2%	24.7%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	20.1%	Equity
T-REX Group, Inc.	17.8%	21.1%	Equity
Transactis, Inc.	23.6%	23.8%	Equity
Trice Medical, Inc.	16.7%	24.8%	Equity
WebLinc, Inc.	38.5%	38.0%	Equity
Zipnosis, Inc.	34.7%	25.4%	Equity

Three months ended March 31, 2019 versus the three months ended March 31, 2018

	Three months ended March 31,
	2019	2018	Variance
	(In thousands)
General and administrative expense	$(3,057)	$(5,589)	$2,532
Other loss, net	(1,885)	(1,435)	(450)
Interest income	873	798	75
Interest expense	(2,535)	(2,690)	155
Equity income, net	28,267	2,746	25,521
	$21,663	$(6,170)	$27,833
General and Administrative Expense. General and administrative expense decreased $2.5 million for the three months ended March 31, 2019 compared to the prior year period primarily due to the lower overall level of staffing, the absence of the $1.1 million severance charge for employees who were terminated in connection with our change in strategy in 2018, and $1.1 million of lower professional fees for the three months ended March 31, 2019, compared to the prior year period, primarily due to costs associated with activist shareholder matters in the prior year. The three months ended March 31, 2019 also includes an increase of $0.4 million for depreciation of our leasehold improvements as a result of our expectation to exit our current facility by June 2019.
Other Loss. Other loss increased $0.5 million for the three months ended March 31, 2019 compared to the prior year period. Other loss for the three months ended March 31, 2019 included a $2.0 million loss related to an increase in the fair value of the amended credit facility repayment feature liability. Other loss for the three months ended March 31, 2018 principally reflected a $1.2 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017.
Interest Income. Interest income increased $0.1 million for the three months ended March 31, 2019 compared to the prior year period was primarily attributable to higher investment income resulting from our marketable securities resulting from a higher daily average investment balances, partially offset by lower average notes receivable from our partner companies.
Interest Expense. Interest expense decreased $0.2 million for the three months ended March 31, 2019 compared to the prior year period primarily due to lower borrowings related to the credit facility and the absence of any borrowings under the convertible debentures that were outstanding in the first quarter of 2018.
Equity Income, net. Equity income, net increased $25.5 million for the three months ended March 31, 2019 compared to the prior year period. The components of equity income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018	Variance
	(In thousands)
Gain on sale of partner interests	$35,132	$14,181	$20,951
Unrealized dilution gain (loss) on the decrease of our percentage ownership in partner companies	470	(434)	904
Loss on impairment of partner companies	—	—	—
Share of loss of our equity method partner companies	(7,335)	(11,001)	3,666
	$28,267	$2,746	$25,521
The gain on sale of partner interests for the three months ended March 31, 2019 is primarily comprised of Propeller. The gain on the sale of partner company interests for the three months ended March 31, 2018 is comprised of Spongecell's merger with Flashtalking and the repayment of the note from Nexxt (fka Beyond.com).
The unrealized dilution gain for the three months ended March 31, 2019 was the result of Trice and T-Rex, who each raised additional equity capital that diluted the Company's interest in those entities.
There were no losses on impairment of partner companies for the three months ended March 31, 2019 or 2018, respectively.

The change in our share of equity loss of our equity method partner companies for the three months ended March 31, 2019 compared to the prior year period was due to a decrease in the number of partner companies and a decrease in losses associated with those partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and three months ended March 31, 2019 and 2018. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the three months ended March 31, 2019 and 2018 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of March 31, 2019, we had $44.6 million of cash and cash equivalents and $33.2 million of marketable securities and trading securities for a total of $77.8 million. As of March 31, 2019, we had $68.6 million of principal outstanding on our Credit Facility due in May 2020.
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
The Company's is subject to a Credit Facility consisting of a term loan. Repayment terms under the Credit Facility include a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Credit Facility. If the aggregate amount of our qualified cash at any quarter end date exceeds $50.0 million, we will be required to prepay outstanding principal amounts under the Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to such excess. Based on this requirement, the Company made a principal payment of $24.0 million and a make-whole interest payment of $2.9 million on April 15, 2019 based on the Company's qualified cash at March 31, 2019. Further, as a result of the Company's existing cash and securities resources, as well as the expectation of additional asset sales during 2019, the credit facility liability is presented as current based on management's expectation to repay the facility within one year.
The Credit Facility requires us to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of our ownership interests in our partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company is restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility is repaid in full. As of March 31, 2019 and the date these consolidated financial statements were issued, we were in compliance with all applicable covenants.
In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2018 and the quarter ended March 31, 2019, we did not repurchase any shares under this authorization.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. In 2017, we were notified by the fund's manager that the fund was being dissolved and $1.0 million of our clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2019.
Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing partner companies or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. The Company believes that its cash, cash equivalents and marketable securities at March 31, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Three months ended March 31,
	2019	2018	Variance
	(In thousands)
Net cash used in operating activities	$(5,782)	$(6,774)	$992
Net cash provided by investing activities	42,845	11,131	31,714
Net cash used in financing activities	(149)	(150)	1
	$36,914	$4,207	$32,707
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $1.0 million for the three months ended March 31, 2019 compared to the prior year period. The change was primarily the result of various non-cash adjustments to net income, including the $28.3 million of equity income, $2.0 million loss from the increase in the fair value of derivative, depreciation, and the amortization of debt discount. Also, the Company made $1.9 million of cash interest payments for the three months ended March 31, 2019 as compared to $1.3 million of cash interest payments for the three months ended March 31, 2018.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $31.7 million for the three months ended March 31, 2019 compared to the prior year period. The increase primarily related to $41.5 million in proceeds from the sale of Propeller as compared to a $10.5 million repayment of an outstanding note from Nexxt, Inc. in the previous year. The Company also had $5.0 million of marketable securities mature in excess of purchases during the quarter as compared to $1.4 million of marketable securities sales in the previous year.
Net Cash Used In Financing Activities
There were no significant financing activities for the three months ended March 31, 2019 or 2018, respectively.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2019, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2019 (remainder)	2020 and 2021	2022 and 2023	After 2023
	(In millions)
Contractual Cash Obligations:
Credit facility	68.6	68.6	—	—	—
Interest payments on debt	9.6	9.6	—	—	—
Operating leases (a)	4.2	0.4	1.2	1.2	1.4
Severance payments	0.5	0.3	0.2	—	—
Potential clawback liabilities (b)	0.3	—	0.3	—	—
Other long-term obligations (c)	2.0	0.8	1.2	—	—
Total Contractual Cash Obligations (d)	$85.2	$79.7	$2.9	$1.2	$1.4

(a)
In 2015, we entered into an agreement for the lease of our principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in aggregate sublease receipts of $3.7 million through April 2026.

(b)
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum clawback liability is $0.3 million which is reflected in Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2019.

(c)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(d)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $4.8 million at March 31, 2019 (not reflected in the table above).

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
We will remain a public company and will continue to be subject to the listing standards of the New York Stock Exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize partner company interests.  As part of such monetization efforts, we will likely in the future, once the majority of our partner company interests have been monetized, delist our Common Stock from the New York Stock Exchange and seek to deregister our Common Stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be completed at all, and we will continue to face the costs and burdens of being a public company until such time as our Common Stock is delisted with the New York Stock Exchange and deregistered with the SEC.
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
In May 2017, we entered into a secured credit facility with HPS Investment Partners, LLC (“Lender”), (as amended the “Credit Facility”). Debt service costs under the Credit Facility are subject to interest rate changes. Interest rates could rise from time to time and significantly increase our cost of borrowing. If that were to occur, replacing the Credit Facility with alternative credit arrangements having a lower cost of borrowing would likely not be possible and no assurance can be given that we would be able to refinance the Credit Facility on attractive terms or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2019, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2019 - January 31, 2019	241	$9.83	—	$14,636,135
February 1, 2019 - February 28, 2019	—	$—	—	$14,636,135
March 1, 2019 - March 31, 2019	13,412	$10.93	—	$14,636,135
Total	13,653	$10.16	—
(a) During the first quarter of 2019, the Company repurchased an aggregate of 14 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	May 2, 2019	/s/ Brian J. Sisko
Brian J. Sisko
President and Chief Executive Officer
Date:	May 2, 2019	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer