Form 10-Q
period 2019-06-30
SAFEGUARD SCIENTIFICS INC
filed 2019-08-09
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

100 Matsonford Road
One Radnor Corporate Center, Suite 110
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of shares outstanding as of August 5, 2019
Common Stock 20,652,661

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$72,945	$7,703
Restricted cash	525	500
Marketable securities	24,979	37,955
Prepaid expenses and other current assets	3,117	2,669
Total current assets	101,566	48,827
Property and equipment, net	2,245	808
Ownership interests in and advances to partner companies	76,750	95,585
Other assets	709	517
Total Assets	$181,270	$145,737
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$143	$165
Accrued compensation and benefits	1,926	3,433
Accrued expenses and other current liabilities	1,941	2,182
Credit facility - current	43,064	22,100
Credit facility repayment feature	4,100	5,060
Lease liability - current	383	—
Total current liabilities	51,557	32,940
Credit facility - non-current	—	43,014
Lease liability - non-current	2,582	—
Other long-term liabilities	1,915	2,804
Total Liabilities	56,054	78,758
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at June 30, 2019 and December 31, 2018	2,157	2,157
Additional paid-in capital	810,401	810,928
Treasury stock, at cost; 921 and 914 shares at June 30, 2019 and December 31, 2018, respectively	(13,968)	(15,001)
Accumulated deficit	(673,349)	(731,105)
Accumulated other comprehensive loss	(25)	—
Total Equity	125,216	66,979
Total Liabilities and Equity	$181,270	$145,737
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
General and administrative expense	$2,603	$5,148	$5,660	$10,738
Operating loss	(2,603)	(5,148)	(5,660)	(10,738)
Other income (loss), net	3,118	(2,452)	1,233	(3,887)
Interest income	763	666	1,636	1,465
Interest expense	(5,682)	(3,422)	(8,217)	(6,112)
Equity income (loss), net	40,497	(14,540)	68,764	(11,794)
Net income (loss) before income taxes	36,093	(24,896)	57,756	(31,066)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$36,093	$(24,896)	$57,756	$(31,066)

Net income (loss) per share:
Basic	$1.75	$(1.21)	$2.80	$(1.51)
Diluted	$1.75	$(1.21)	$2.80	$(1.51)
Weighted average shares used in computing income (loss) per share:
Basic	20,628	20,539	20,606	20,523
Diluted	20,658	20,539	20,606	20,523

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$36,093	$(24,896)	$57,756	$(31,066)
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments	—	—	(31)	—
Reclassification adjustment for sale of equity method investments	6	(1)	6	81
Total comprehensive income (loss)	$36,099	$(24,897)	$57,731	$(30,985)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net cash used in operating activities	$(12,181)	$(13,613)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies	99,324	14,912
Acquisitions of ownership interest in companies	(6,000)	(250)
Advances and loans to companies	(4,618)	(7,949)
Repayment of advances and loans to companies	—	10,500
Purchases of marketable securities	(57,243)	—
Proceeds from sales and maturities in marketable securities	70,189	3,771
Net cash provided by investing activities	101,652	20,984
Cash Flows from Financing Activities:
Repayments on credit facility	(24,024)	—
Proceeds from credit facility	—	35,000
Issuance costs of credit facility	—	(2,252)
Repurchase of convertible senior debentures	—	(41,000)
Tax withholdings related to equity-based awards	(180)	(200)
Repurchase of Company common stock	—	—
Net cash used in financing activities	(24,204)	(8,452)
Net change in cash, cash equivalents and restricted cash	65,267	(1,081)
Cash, cash equivalents and restricted cash at beginning of period	8,203	27,087
Cash, cash equivalents and restricted cash at end of period	$73,470	$26,006
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited – In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)
Net income	21,663	21,663	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	—	1	—
Cancellations of and restricted stock withheld for taxes	(149)	—	—	—	—	7	83	(156)
Stock-based compensation expense	417	—	—	—	—	417	—	—
Other comprehensive loss	(31)	—	(31)	—	—	—	—	—
Balance - March 31, 2019	$88,879	$(709,442)	$(31)	21,573	$2,157	$811,352	998	$(15,157)
Net income	36,093	36,093	—	—	—	—	—	—
Issuance of and restricted stock withheld for taxes	(31)	—	—	—	—	(1,220)	(77)	1,189
Stock-based compensation expense	269	—	—	—	—	269	—	—
Other comprehensive loss	6	—	6	—	—	—	—	—
Balance - June 30, 2019	$125,216	$(673,349)	$(25)	21,573	$2,157	$810,401	921	$(13,968)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-in Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance - December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)
Net loss	(6,170)	(6,170)	—	—	—	—	—	—
Issuance of and restricted stock withheld for taxes	(150)	—	—	—	—	(17)	13	(133)
Stock-based compensation expense	277	—	—	—	—	277	—	—
Other comprehensive income	82	—	82	—	—	—	—	—
Balance - March 31, 2018	$75,835	$(721,646)	$(31)	21,573	$2,157	$812,796	1,012	$(17,441)
Net loss	(24,896)	(24,896)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	(16)	(1)	16
Issuance of and restricted stock withheld for taxes	(50)	—	—	—	—	(2,024)	(88)	1,974
Stock-based compensation expense	333	—	—	—	—	333	—	—
Other comprehensive income	(1)	—	(1)	—	—	—	—	—
Balance - June 30, 2018	$51,221	$(746,542)	$(32)	21,573	$2,157	$811,089	923	$(15,451)

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
Liquidity
As of June 30, 2019, the Company had $72.9 million of cash and cash equivalents and $25.0 million of marketable securities. As of June 30, 2019, the Company had $44.5 million of debt outstanding, due in May 2020. This debt was fully repaid in July 2019. See Note 12 - Subsequent events.
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
The Company believes that its cash, cash equivalents and marketable securities at June 30, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements.
Significant Accounting Policies
Property and Equipment
Property and equipment represents right-of-use assets resulting from the adoption of Accounting Standards Update ("ASU") 2016-02, Leases, and other previously existing leasehold improvements. The leasehold improvements were amortized over the shorter of the estimated useful lives or the expected remaining term of the lease. The right-of-use assets are reduced over the remaining term of the applicable lease (principally April 2026) in a manner that results in a straight-line lease expense, when combined with the interest factor on the lease liability.
Lease liability
The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's prior corporate headquarters operating office lease. The discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate, approximately 12%, at the transition to the guidance of ASU 2016-02, Leases. Subsequent values of the lease liability reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses and operating cash outflows of $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

In March 2019, the Company entered into a sublease of its prior corporate headquarters office space beginning in June 2019. The term of the sublease is through April 2026, the same as the Company's underlying lease. Fixed sublease payments to the Company are escalating over the term of the sublease and aggregate to $3.7 million and are reported as a component of general and administrative expenses.

In April 2019, the Company entered into a sublease for replacement office space with a related party, a partner company, beginning in June 2019. The term of this sublease is 18 months with three conditional six month renewals based on mutual agreement with the sublessor. The aggregate payments expected under this sublease are not material.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company's operating lease cash flows at June 30, 2019 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2019 (six months ending December 31)	$354	$166
2020	707	509
2021	595	525
2022	601	540
2023	607	556
2024	613	573
Thereafter	826	789
Total future minimum lease payments	4,303	$3,658
Less imputed interest	(1,338)
Total operating lease liabilities	$2,965

Valuation of Credit Facility repayment feature
The fair value of the Credit Facility repayment feature (a Level 3 measurement) is determined quarterly based on the present value of make-whole interest payments that are expected to be paid based on cash flow estimates that include a probability weighted estimate of exit transactions, estimated follow-on deployments, estimated quarterly operating cash flows and other cash commitments that would result in qualified cash exceeding the $50 million threshold specified in the Credit Facility. This fair value amount will be eliminated upon the repayment of the Credit Facility. See Note 12 - Subsequent Events.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company has elected to exempt short term leases that qualify from recognizing right of use assets or lease liabilities, and has elected to not separate lease and non-lease components for all leases of which it is the lessee. The Company’s non-lease components are primarily related to utility and maintenance costs, which are typically variable in nature and are expensed in the period incurred. As of January 1, 2019, the Company's only material long-term lease was for its former corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company recorded an initial lease liability of $2.9 million, a right-of-use asset of $2.2 million included in property and equipment and eliminated the deferred rent liability of $0.7 million that was previously included in other long-term liabilities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies.

	June 30, 2019	December 31, 2018
	(Unaudited - In thousands)
Equity Method Companies:
Partner companies	$36,476	$64,097
Private equity funds	392	392
	36,868	64,489
Other Companies:
Partner companies and other holdings	22,753	15,260
Private equity funds	463	511
	23,216	15,771
Advances to partner companies	16,666	15,325
	$76,750	$95,585

In January 2019, Propeller was acquired by another entity for cash. The Company received $41.5 million in cash proceeds in connection with the transaction, excluding $0.8 million of amounts held in escrow that may be released on various dates on or before January 2020. The Company recognized a gain of $34.9 million, which is included in Equity income (loss) in the Consolidated Statements of Operations for the six months ended June 30, 2019.
In January 2019, Brickwork merged into another privately-held company. The Company received a preferred equity interest in the acquiror and accounts for this interest as an equity interest without a readily determinable fair value. The Company did not recognize a gain or loss in 2019 as a result of this transaction.
In May 2019, Transactis was acquired by another entity for cash. The Company received $57.2 million in cash proceeds in connection with the transaction, excluding $0.5 million of amounts held in escrow that may be released on various dates on or before May 2020. The Company recognized a gain of $50.4 million, which is included in Equity income (loss) in the Consolidated Statements of Operations for the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2019 and 2018, the Company recognized impairments of $3.0 million and $6.6 million, respectively related to NovaSom, Inc. (2019) and Apprenda (2018), which are reflected in Equity income (loss) in the consolidated Statement of Operations. The impairment was the result of NovaSom Inc.'s August 2019 bankruptcy filing.
During the three and six months ended June 30, 2019, the Company ceased accounting for T-REX Group and Hoopla under the equity method as a result of losing our ability to exercise significant influence.
Summarized Financial Information
The following table summarizes statement of operations for any partner companies accounted for under the equity method for the three and six months ended June 30, 2019 and 2018, respectively. These results have been compiled from the respective companies financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited - In thousands)
Results of Operations:
Revenue	$39,461	$88,234	$83,329	$198,627
Gross profit	$22,084	$56,257	$46,673	$134,328
Net loss	$(35,468)	$(54,572)	$(69,084)	$(86,377)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions of Ownership Interests in Partner Companies

The Company accounts for its interest in each of the companies below, where we summarize our year-to-date deployments or fundings, under the equity method.
The Company deployed an aggregate of $0.4 million for additional interest in Clutch Holdings. The Company had previously deployed an aggregate of $16.3 million in Clutch. Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base.
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
The Company funded an aggregate of $0.9 million of convertible bridge loans to WebLinc, Inc. The Company had previously deployed an aggregate of $15.0 million in WebLinc. WebLinc is an e-commerce platform and services provider for online retailers.

The Company deployed an additional $1.5 million to Zipnosis, Inc. The Company had previously deployed $8.5 million in Zipnosis. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform.

The Company deployed an additional $3.0 million to Syapse, Inc. The Company had previously deployed an aggregate of $15.6 million in Syapse. Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company deployed an additional $1.5 million to meQuilibrium. The Company had previously deployed $11.5 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being.

The Company funded an additional $0.3 million of convertible bridge loans to QuanticMind. The Company had previously deployed an aggregate of $12.9 million in QuanticMind. QuanticMind delivers an intelligent, scalable and fast platform for maximizing digital marketing performance, including paid search and social, for enterprises.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Carrying Value	Fair Value Measurement at June 30, 2019
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$72,945	$72,945	$—	$—

Restricted cash	$525	$525	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$24,979	$24,979	$—	$—

Credit facility repayment feature liability	$4,100	$—	$—	$4,100

	Carrying Value	Fair Value Measurement at December 31, 2018
		Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$7,703	$7,703	$—	$—

Restricted cash equivalents	$500	$500	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$37,955	$37,955	$—	$—

Credit facility repayment feature liability	$5,060	$—	$—	$5,060
As of June 30, 2019, $25.0 million of marketable securities had contractual maturities which were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. As of June 30, 2019, $4.1 million is recorded as a credit facility repayment feature liability, a decrease of $1.0 million from December 31, 2018, due to the provision in the Credit Facility that requires prepayments of outstanding principal amounts when the Company’s qualified cash at any quarter end date exceeds $50.0 million. The prepayment feature is an embedded derivative that is accounted for as a liability separate from the Credit Facility. The liability is adjusted to the fair value of required projected future debt prepayments. The fair value of the liability will be reduced to zero upon repayment of the Credit facility, which occurred in July 2019. See Note 12 - Subsequent Events. Management's cash forecasts are defined as Level 3 inputs under the fair value hierarchy.

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
The terms of the Credit Facility include a requirement that if the aggregate amount of the Company’s qualified cash at any quarter end date exceeds $50.0 million, the Company will be required to prepay outstanding principal amounts under the Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to such excess. Based on this requirement, the Company made a principal payment of $24.0 million and a make-whole interest payment of $2.9 million on April 15, 2019 based on the Company's qualified cash at March 31, 2019. Additionally, the Company repaid the remaining principal of $44.5 million and make-whole interest of $4.1 million on July 2019. See Note 12 - Subsequent Events.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company was subject to certain debt covenants under the Credit Facility which required the Company to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of the Company’s ownership interests in its partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million, less the aggregate amount of all prepayments; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company was restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility was repaid in full. The Company was in compliance with all applicable covenants.
At June 30, 2019, the principal amount outstanding under the Credit Facility was $44.5 million, the unamortized discount and debt issuance costs were $1.5 million and the net carrying value of the credit facility was $43.1 million.
The Credit Facility required prepayments of outstanding principal and interest amounts when the Company’s qualified cash at any quarter end date exceeded $50.0 million. This provision in the Credit Facility was an embedded derivative that is accounted for separately from the Credit Facility. A liability of $0.5 million was recorded on the amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount is also included in debt issuance costs and has been amortized over the remaining term of the Credit Facility. The liability is adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. During the three and six months ended June 30, 2019, the Company recorded a decrease in the liability of $3.0 million and $1.0 million, respectively, which is included in Other income (loss) on the Consolidated Statements of Operations.
The Company recorded interest expense under the credit facility of $5.7 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, and $8.2 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively. The effective interest rate on the Credit Facility was 15.1%. The Company made interest payments under the Credit Facility of $4.6 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $6.6 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively.

6. Stock-Based Compensation
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited - In thousands)
General and administrative expense	$269	$332	$686	$610
	$269	$332	$686	$610
During the six months ended June 30, 2019 and 2018, the Company issued 30 thousand and 0 thousand restricted stock awards, respectively to non-employee directors for compensation.
7. Income Taxes
The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2019 and 2018. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision expense that would have been recognized in the three and six months ended June 30, 2019 was offset by changes in the valuation allowance. During the three and six months ended June 30, 2019, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income (Loss) Per Share
The calculations of net income (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$36,093	$(24,896)	$57,756	$(31,066)
Weighted average common shares outstanding	20,628	20,539	20,606	20,523
Net income (loss) per share	$1.75	$(1.21)	$2.80	$(1.51)

Diluted:
Net income (loss) for dilutive share computation	$36,093	$(24,896)	$57,756	$(31,066)

Number of shares used in basic per share computation	20,628	20,539	20,606	20,523
Unvested restricted stock and DSU's	30	—	—	—
Employee stock options	—	—	—	—
Weighted average common shares outstanding	20,658	20,539	20,606	20,523

Net income (loss) per dilutive share	$1.75	$(1.21)	$2.80	$(1.51)

Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).
If an equity method company has dilutive stock options, unvested restricted stock, DSUs or warrants, diluted net income (loss) per share is computed by first deducting the income attributable to the potential exercise of the dilutive securities of the partner company from net income (loss). Any impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.
Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At June 30, 2019 and 2018, options to purchase 0.2 million and 0.5 million shares of common stock, respectively, at prices ranging from $9.83 to $19.41 and $9.83 to $19.95, respectively, were excluded from the calculations.

•
At June 30, 2019 and 2018, unvested restricted stock, performance-based stock units and DSUs convertible into 0.4 million and 0.8 million shares of stock, respectively, were excluded from the calculations.

•	At June 30, 2018, 2.3 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting
The Company operates as one operating segment based upon the similar nature of its technology-driven partner companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of June 30, 2019, the Company held interests in 16 non-consolidated partner companies. During 2019 we ceased using the equity method of accounting for Hoopla Software, Inc. and T-REX Group, Inc. as a result of other new investors diluting our interest. We have retained our equity interests under the Other accounting method; however, they are no longer considered partner companies.
The Company’s active partner companies were as follows as of June 30, 2019:

Partner Company	Safeguard Primary Ownership as of June 30, 2019	Accounting Method
Aktana, Inc.	18.8%	Equity
Clutch Holdings, Inc.	41.2%	Equity
Flashtalking	10.1%	Other
InfoBionic, Inc.	25.4%	Equity
Lumesis, Inc.	43.6%	Equity
MediaMath, Inc.	13.4%	Other
meQuilibrium	32.7%	Equity
Moxe Health Corporation	32.4%	Equity
NovaSom, Inc.	31.7%	Equity
Prognos Health Inc.	28.7%	Equity
QuanticMind, Inc.	24.2%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	19.4%	Equity
Trice Medical, Inc.	16.7%	Equity
WebLinc, Inc.	38.5%	Equity
Zipnosis, Inc.	37.7%	Equity
As of June 30, 2019 and December 31, 2018, all of the Company’s assets were located in the United States.

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
The Company had outstanding guarantees of $3.8 million at June 30, 2019 which related to one of the Company's private equity holdings. Escrow funds to satisfy this guarantee are held at the private equity fund.
The Company is required to return a portion or all the distributions it received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). The Company’s ownership in the fund is 19%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Company was notified by the fund's manager that the fund was being dissolved and $1.0 million of the Company's clawback liability was paid in the first quarter of 2017. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2019.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million is included in Accrued expenses and other current liabilities and the long-term portion of $1.1 million is included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2019.
In January 2018, the Company announced a change in strategy and implemented a series of initiatives to generate annual cost savings. During 2018, the Company incurred $3.9 million of severance costs to terminated employees, of which $0.4 million remains to be paid during the remainder of 2019 and 2020.
The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $4.0 million at June 30, 2019.
In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019, the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. Under the LTIP, participants have received awards that may result in cash payments in connection with sales of the Company’s partner company assets (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 1% of received proceeds at the first threshold to 1.333% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash not later than March 15th of the calendar year following the calendar year of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. There are no amounts accrued or payable under the LTIP as of June 30, 2019.
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

11. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under the existing authorization during 2018 or the six months ended June 30, 2019.
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

12. Subsequent Events

During July 2019, the Company made a $49.5 million payment to its Lender consisting of $44.5 million of principal, $4.1 million of make-whole interest and $0.9 million of accrued interest, which satisfied all obligations under the Credit Facility.

During July 2019, the Company received $1.6 million of proceeds as a result of additional distributions resulting from prior sales of partner companies.

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

In January 2018, Safeguard announced that we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to enable returning value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. As a result of the debt repayment, we anticipate returning value to shareholders in the form of stock repurchases and/or dividends, based on prevailing market conditions and other factors.

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
As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we, generally, but not all cases, are actively involved influencing development, usually through board representation in addition to our equity ownership. During 2019 we ceased using the equity method of accounting for Hoopla Software, Inc. and T-REX Group, Inc. as a result of other new investors diluting our interest. We have retained our equity interests under the Other accounting method.
The following listing of our partner companies includes only entities which were considered partner companies as of June 30, 2019. Certain entities which may have been partner companies in previous periods are omitted if, as of June 30, 2019, they had been sold or are no longer considered a partner company as a result of a reduction in our ownership interest and value ascribed to the entity.

	Safeguard Primary Ownership as of June 30,
Partner Company	2019	2018	Accounting Method
Aktana, Inc.	18.8%	24.5%	Equity
Clutch Holdings, Inc.	41.2%	41.2%	Equity
Flashtalking	10.1%	10.3%	Other
InfoBionic, Inc.	25.4%	39.5%	Equity
Lumesis, Inc.	43.6%	43.8%	Equity
MediaMath, Inc.	13.4%	20.5%	Other
meQuilibrium	32.7%	36.2%	Equity
Moxe Health Corporation	32.4%	32.4%	Equity
NovaSom, Inc.	31.7%	31.7%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
QuanticMind, Inc.	24.2%	24.7%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	19.4%	20.0%	Equity
Trice Medical, Inc.	16.7%	24.8%	Equity
WebLinc, Inc.	38.5%	38.0%	Equity
Zipnosis, Inc.	37.7%	25.4%	Equity

Three months ended June 30, 2019 versus the three months ended June 30, 2018

	Three months ended June 30,
	2019	2018	Variance
	(In thousands)
General and administrative expense	$(2,603)	$(5,148)	$2,545
Other income (loss), net	3,118	(2,452)	5,570
Interest income	763	666	97
Interest expense	(5,682)	(3,422)	(2,260)
Equity income (loss), net	40,497	(14,540)	55,037
	$36,093	$(24,896)	$60,989
General and Administrative Expense. General and administrative expense decreased $2.5 million million for the three months ended June 30, 2019 compared to the prior year period primarily due to the lower overall level of staffing, the absence of the $1.7 million severance charge for employees who were terminated in connection with our change in strategy in 2018, and $0.9 million of lower professional fees, primarily due to costs associated with activist shareholder matters in the prior year. The three months ended June 30, 2019 also includes an increase of $0.3 million for depreciation of our leasehold improvements as a result of our exit from our prior facility in June 2019.
Other Income (Loss). Other Income (loss) improved $5.6 million for the three months ended June 30, 2019 compared to the prior year period. Other income for three months ended June 30, 2019 included a $3.0 million of income related to the decrease in the fair value of the amended credit facility repayment feature liability as compared to a $2.5 million loss related to an increase in the same liability in the prior comparable period.
Interest Income. Interest income increased $0.1 million for the three months ended June 30, 2019 compared to the prior year period was primarily attributable to higher investment income resulting from our marketable securities resulting from a higher daily average investment balances, partially offset by lower average notes receivable from our partner companies.
Interest Expense. Interest expense increased $2.3 million for the three months ended June 30, 2019 compared to the prior year period primarily due to a $2.9 million make-whole interest payment related to the credit facility, net of the absence of any borrowings under the convertible debentures that were outstanding in 2018.
Equity Income (loss), net. Equity income (loss), net increased $55.0 million for the three months ended June 30, 2019 compared to the prior year period. The components of equity income (loss), net for the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,
	2019	2018	Variance
	(In thousands)
Gains on sales of partner interests	$50,441	$4,153	$46,288
Unrealized dilution gains on the decrease of our percentage ownership in partner companies	1,290	3,515	(2,225)
Loss on impairment of partner companies	(2,965)	(6,567)	3,602
Share of loss of our equity method partner companies	(8,269)	(15,641)	7,372
	$40,497	$(14,540)	$55,037
The gains on sale of partner interests for the three months ended June 30, 2019 is comprised of Transactis of $50.4 million. The gain on the sale of partner company interests for the three months ended June 30, 2018 is comprised of the sale of Cask Data.
The unrealized dilution gains for the three months ended June 30, 2019 was the result of meQuilibrium, T-Rex and Syapse, who each raised additional equity capital that diluted the Company's interest in those entities.
The loss on impairment of partner companies for the three months ended June 30, 2019 is comprised of NovaSom, Inc.'s August 2019 bankruptcy filing. For the three months ended June 30, 2018, the loss on impairment of partner companies is comprised of Apprenda, which ceased operations.

The change in our share of equity loss of our equity method partner companies for the three months ended June 30, 2019 compared to the prior year period was due to a decrease in the number of partner companies and a decrease in losses associated with the remaining partner companies.

Six months ended June 30, 2019 versus the six months ended June 30, 2018

	Six months ended June 30,
	2019	2018	Variance
	(In thousands)
General and administrative expense	$(5,660)	$(10,738)	$5,078
Other income (loss), net	1,233	(3,887)	5,120
Interest income	1,636	1,465	171
Interest expense	(8,217)	(6,112)	(2,105)
Equity income (loss), net	68,764	(11,794)	80,558
	$57,756	$(31,066)	$88,822
General and Administrative Expense. General and administrative expense decreased $5.1 million for the six months ended June 30, 2019 compared to the prior year period primarily due to the lower overall level of staffing, the absence of the $2.8 million severance charge for employees who were terminated in connection with our change in strategy in 2018, and $1.9 million of lower professional fees, primarily due to costs associated with activist shareholder matters in the prior year. The six months ended June 30, 2019 also includes an increase of $0.7 million for depreciation of our leasehold improvements as a result of our exit from our prior facility in June 2019.
Other Income (Loss). Other Income (loss) improved $5.1 million for the six months ended June 30, 2019 compared to the prior year period. Other income for the six months ended June 30, 2019 included $1.0 million of income related to the decrease in the fair value of the amended credit facility repayment feature liability as compared to a $2.5 million loss related to an increase in the same liability in the prior comparable period. Other loss for the six months ended June 30, 2018 also reflected a $1.2 million decrease in the fair value of shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in August 2017.
Interest Income. Interest income increased $0.2 million for the six months ended June 30, 2019 compared to the prior year period primarily attributable to higher investment income resulting from our marketable securities resulting from a higher daily average investment balances, which was partially offset by lower average notes receivable from our partner companies.
Interest Expense. Interest expense increased $2.1 million for the six months ended June 30, 2019 compared to the prior year period primarily due to a $2.9 million make-whole interest payment related to the credit facility, net of the absence of any borrowings under the convertible debentures in 2019 that were outstanding in 2018.
Equity Income (loss), net. Equity income (loss), net increased $80.6 million for the six months ended June 30, 2019 compared to the prior year period. The components of equity income (loss), net for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,
	2019	2018	Variance
	(In thousands)
Gains on sales of partner interests	$85,573	$18,176	$67,397
Unrealized dilution gains on the decrease of our percentage ownership in partner companies	1,760	3,081	(1,321)
Loss on impairment of partner companies	(2,965)	(6,567)	3,602
Share of loss of our equity method partner companies	(15,604)	(26,484)	10,880
	$68,764	$(11,794)	$80,558
The gains on sales of partner interests for the six months ended June 30, 2019 is comprised primarily of Propeller of $34.9 million and Transactis of $50.4 million. The gains on sales of partner company interests for the six months ended June 30, 2018 is comprised of Spongecell's merger with Flashtalking, the repayment of the note from Nexxt (fka Beyond.com), and the sale of Cask Data.

The unrealized dilution gains for the six months ended June 30, 2019 was the result of meQuilibrium, Syapse, Trice, and T-Rex, who each raised additional equity capital that diluted the Company's interest in those entities.
The loss on impairment of partner companies for the six months ended June 30, 2019 is comprised of NovaSom, Inc., which was unable to service its debt obligations. For the six months ended June 30, 2018, the loss on impairment of partner companies is comprised of Apprenda, which ceased operations.
The change in our share of equity loss of our equity method partner companies for the six months ended June 30, 2019 compared to the prior year period was due to a decrease in the number of partner companies and a net decrease in losses associated with the remaining partner companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2019 and 2018. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the six months ended June 30, 2019 and 2018 was offset by changes in the valuation allowance.
Liquidity and Capital Resources
As of June 30, 2019, we had $72.9 million of cash and cash equivalents and $25.0 million of marketable securities and trading securities for a total of $97.9 million. As of June 30, 2019, we had $44.5 million of principal outstanding on our Credit Facility, which was repaid in full in July 2019.
In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new partner company opportunities and will focus on supporting our existing partner companies and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual partner companies, the sale of certain partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. As a result of the debt repayment, we anticipate returning value to shareholders in the form of stock repurchases and/or dividends, based on prevailing market conditions and other factors.
The Company was subject to a Credit Facility consisting of a term loan. Repayment terms under the Credit Facility included a make-whole interest provision equal to the interest that would have been payable had the principal amount subject to repayment been outstanding through the maturity date of the Credit Facility. If the aggregate amount of our qualified cash at any quarter end date exceeded $50.0 million, we were required to prepay outstanding principal amounts under the Credit Facility, plus any applicable interest and prepayment fees, in an amount equal to such excess. Based on this requirement, the Company made a principal payment of $24.0 million and a make-whole interest payment of $2.9 million on April 15, 2019 based on the Company's qualified cash at March 31, 2019. Further, the Company repaid the remaining obligation, including $49.5 million of principal, $4.1 million of make-whole interest and $0.9 million of accrued interest, in July 2019.
The Credit Facility required us to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of our ownership interests in our partner companies, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million less the aggregate amount of all prepayments; (iii) limit deployments to only existing partner companies and such deployments may not exceed, when combined with deployments after January 1, 2018, to $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which excluded severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company was restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility is repaid in full. As of June 30, 2019 and the date the loan was repaid, we were in compliance with all applicable covenants.
In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2018 and the six months ended June 30, 2019, we did not repurchase any shares under this authorization.
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. In 2017, we were notified by the fund's manager that the fund was being dissolved and $1.0 million of our clawback liability was paid. The maximum additional clawback liability is $0.3 million which was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2019.

Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing partner companies or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. The Company believes that its cash, cash equivalents and marketable securities at June 30, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Six months ended June 30,
	2019	2018	Variance
	(In thousands)
Net cash used in operating activities	$(12,181)	$(13,613)	$1,432
Net cash provided by investing activities	101,652	20,984	80,668
Net cash used in financing activities	(24,204)	(8,452)	(15,752)
	$65,267	$(1,081)	$66,348
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $1.4 million for the six months ended June 30, 2019 compared to the prior year period. The change was primarily the result of various non-cash adjustments to net income, including the $68.8 million of equity income, a $1.0 million gain from the increase in the fair value of the repayment feature derivative, depreciation, and the amortization of debt discount. Also, the Company made $6.6 million of cash interest payments for the six months ended June 30, 2019 as compared to $3.7 million of cash interest payments for the six months ended June 30, 2018.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $80.7 million for the six months ended June 30, 2019 compared to the prior year period. The increase primarily related to $98.7 million in proceeds from the sale of Propeller and Transactis as compared to a $10.5 million repayment of an outstanding note from Nexxt, Inc. in the previous year. The Company also had $12.9 million of marketable securities mature in excess of purchases during the six months ended June 30, 2019 as compared to $3.8 million of marketable securities sales during the six months ended June 30, 2018.
Net Cash Used In Financing Activities
The Company made a principal payment of $24.0 million during the six months ended June 30, 2019. The primary financing activities during the six months ended June 30, 2018 were the repayment of the convertible debentures of $41.0 million, which were funded by the $35.0 million of proceeds from the Credit Facility.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2019, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2019 (remainder)	2020 and 2021	2022 and 2023	After 2023
	(In millions)
Contractual Cash Obligations:
Credit facility	44.5	44.5	—	—	—
Interest payments on debt	5.0	5.0	—	—	—
Operating leases (a)	4.3	0.4	1.3	1.2	1.4
Severance payments	0.4	0.3	0.1	—	—
Potential clawback liabilities (b)	0.3	—	0.3	—	—
Other long-term obligations (c)	1.9	0.8	1.1	—	—
Total Contractual Cash Obligations (d)	$56.4	$51.0	$2.8	$1.2	$1.4

(a)
In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in aggregate sublease receipts of $3.7 million through April 2026.

(b)
We are required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund's limited partners (“clawback”). Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We were notified by the fund's manager that the fund is being dissolved and $1.0 million of our clawback liability was paid in the first quarter of 2017. The maximum clawback liability is $0.3 million which is reflected in Other long-term liabilities on the Consolidated Balance Sheets at June 30, 2019.

(c)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(d)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $4.0 million at June 30, 2019 (not reflected in the table above).

Factors That May Affect Future Results
You should carefully consider the information set forth below. The following risk factors describe situations in which our business, financial condition and/or results of operations could be materially harmed, and the value of our securities may be adversely affected. You should also refer to other information included or incorporated by reference in this report. In addition to our partner companies that are referenced in this section, we also hold relatively small interests in other enterprises where we do not exert significant influence and do not participate in management activities.  In some cases, these interests relate to former partner companies.  While these interests are relatively small on an individual basis, from time to time they may become material on an aggregate basis, especially as we continue to execute our strategy, and the risks described in this section may also apply to these other interests.
The intended monetization of our partner company interests and the return of value to shareholders are subject to factors beyond our control.
In January 2018, we announced that we will not deploy any capital into new partner companies.  We will instead focus on supporting, and maximizing monetization opportunities for, our existing partner company interests to return value to shareholders.  However, this strategic plan may require providing additional capital and operational support to such existing partner companies and we may not be able to sell our partner company interests during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  There can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with the sale of partner company interests.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  Further, the method, timing and amount of any return of value resulting from the monetization of existing partner companies will be at the discretion of our Board of Directors and will depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

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
We need capital to fund the capital needs of our existing partner companies. We also need cash to finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our partner companies do not provide us with cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, partner company liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or raising additional capital on attractive terms, we may face liquidity issues that will require us to constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
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
We cannot be certain that our partner companies will be able to obtain additional financing on favorable terms when needed, if at all. We may not be able to, or decline to, provide partner companies with sufficient capital resources to enable them to reach a cash-flow positive position or a sale of the company. General economic disruptions and downturns may also negatively affect the ability of some of our partner companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of partner companies. If partner companies need capital but are not able to raise capital from us or other outside sources, they may need to cease or scale back operations. In such event, our interest in any such partner company will become less valuable. If our partner companies raise additional capital from third parties, either debt or equity, such capital may be dilutive, making our interests less valuable or if such capital ranks senior to the capital we have deployed, such capital may entitle its holders to receive returns of capital before we are entitled to receive any return of our deployed capital. Also, in the event of any insolvency, liquidation, dissolution, reorganization or bankruptcy of a partner company, holders of such partner company’s instruments that rank senior to our deployed capital will typically be entitled to receive payment in full before we receive any return of our deployed capital. After returning such senior capital, such partner company may not have any remaining assets to use for returning capital to us, causing us to lose some or all of our deployed capital in such partner company.
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
Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended June 30, 2019, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2019 - April 30, 2019	—	$—	—	$14,636,135
May 1, 2019 - May 31, 2019	—	$—	—	$14,636,135
June 1, 2019 - June 30, 2019	2,439	$12.65	—	$14,636,135
Total	2,439	$12.65	—
(a) During the second quarter of 2019, the Company repurchased an aggregate of 2 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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

101
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	August 9, 2019	/s/ Brian J. Sisko
Brian J. Sisko
President and Chief Executive Officer
Date:	August 9, 2019	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer