Form 10-K
period 2019-12-31
SAFEGUARD SCIENTIFICS INC
filed 2020-02-28
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $237,111,560 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 24, 2020 was 20,650,958.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
December 31, 2019

PART I
Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our ownership interests, fluctuations in the market prices of our publicly traded ownership interests, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our companies operate, our inability to control our ownership interests, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of our ownership interests have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our ownership interests operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
Item 1. Business
Business Overview
Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. In many, but not all cases, we are actively involved in these businesses, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard announced that we would not deploy any capital into new opportunities and would focus on supporting our existing companies and maximizing monetization opportunities of our ownership interests in such existing companies to enable returning value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We initiated the return of value to shareholders in 2019 with a $1.00 per share special dividend. Moving forward, we anticipate additional actions in the form of stock repurchases and/or special dividends based on available cash resources, prevailing market conditions and other factors.

Safeguard's ownership interests include technology-driven businesses primarily in healthcare and digital media that are capitalizing on the next wave of enabling technologies. We strive to create long-term value for our shareholders by helping these companies to increase their market penetration, grow revenue and improve cash flow. Safeguard has typically deployed up to $25 million in a company.
In 2019, our management team focused on the following objectives:

•	Supporting our existing companies;

•	Helping our companies achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	Pursuing monetization opportunities for our ownership interests.

To meet our strategic objectives during 2020, Safeguard will continue to focus on those prior objectives as well as returning capital to shareholders.
We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 100 Matsonford Road, One Radnor Corporate Center, Suite 110, Radnor, Pennsylvania 19087.
Our Strategy
Founded in 1953, Safeguard has a distinguished track record of building market leaders by providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Safeguard's existing group of companies consists of companies that are capitalizing on the next wave of enabling technologies. Since January 2018, Safeguard is no longer deploying capital into new companies. Safeguard remains focused on managing and financially supporting its existing ownership interests, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders.
Helping Our Companies Build Value
We offer strategic, operational and management support to certain of our ownership interests.
Strategic Support. We play an active role in developing the strategic direction to certain of our ownership interests, which include:

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
Management and Operational Support. Our executives serve on the boards of directors of certain of our companies, working with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular review of operational and financial performance measurements.
Realizing Value
 Since January 2018, Safeguard ceased deploying capital into new companies. Safeguard remains focused on managing and financially supporting its existing companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders. We have, are and will consider initiatives including, among others: the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.
From time to time, we engage in discussions with other companies interested in our ownership interests, either in response to inquiries or as part of a process we initiate. To the extent we believe that a company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the company’s securities and, in the case of publicly traded companies, sales of their securities in the open market. In the past, we have taken companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain company interests in secondary market transactions to maximize value for our shareholders.
Given our recent change in strategy, the value of Safeguard is now virtually wholly dependent upon the value of our existing ownership interests and our ability to translate that value into cash as efficiently as possible and to return that capital to our shareholders in the form of stock repurchases and/or special dividends to shareholders.
Our Ownership Interests
An understanding of our ownership interests is important to understanding Safeguard. We generally categorize the companies in which we have an ownership interest and account for under the equity method into stages based upon revenue generation—Initial Revenue Stage, Expansion Stage, Traction Stage, High Traction Stage, and a stage for companies greater than $15 million. We also categorize in these stages certain companies where we do not have significant influence but whose value is a substantial portion of our portfolio. The Initial Revenue Stage is made up of businesses that have revenues of $1 million or less. The Expansion Stage is made up of companies that have revenue in the range of $1 million to $5 million. The

Traction Stage is made up of companies that have revenue in the range of $5 million to $10 million. The High Traction Stage is made up of companies that have revenue in the range of $10 million to $15 million. Additionally, during 2019, we added a category for our companies with greater than $15 million of annual revenue.
The ownership percentages indicated below are presented as of December 31, 2019 for certain companies in which we held ownership interests at February 25, 2020 and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).
Initial Revenue Stage: Up to $1 million
There are no companies in which we have an ownership interest and account for under the equity method that are within this stage of growth. However, see section below regarding Other Ownership Interests.
Expansion Stage: $1 million to $5 million

Moxe Health Corporation	Expansion	(Safeguard Ownership: 29.9%)
Headquartered in Madison, Wisconsin, Moxe Health provides a clinical data clearinghouse that connects health systems with their network of health plans.  Moxe’s key products, Substrate and Convergence, allow for bi-directional data flow between payors and providers to complete various risk adjustment, quality, and prior authorization use cases. www.moxehealth.com
Traction Stage: $5 million to $10 million

InfoBionic, Inc.	Traction	(Safeguard Ownership: 25.2%)
Headquartered in Waltham, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform delivers on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

meQuilibrium	Traction	(Safeguard Ownership: 32.7%)
Headquartered in Boston, Massachusetts, meQuilibrium is an engagement and performance platform that leverages behavioral psychology and data science to improve workforce resilience, agility, and adaptive capacity.  The Company offers solutions for managers, teams, and individual employees. www.mequilibrium.com

Trice Medical, Inc.	Traction	(Safeguard Ownership: 16.6%)
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

Zipnosis, Inc.	Traction	(Safeguard Ownership: 37.7%)
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

QuanticMind, Inc.	Traction	(Safeguard Ownership: 24.2%)
Headquartered in San Mateo, California, QuanticMind provides enterprise-level, predictive advertising management software for paid search, social and mobile. QuanticMind brings together machine learning, distributed cloud and in-memory processing technologies to provide an intelligent, and scalable platform. www.quanticmind.com

WebLinc, Inc.	Traction	(Safeguard Ownership: 38.5%)
Headquartered in Philadelphia, Pennsylvania, WebLinc is a commerce platform and services provider for fast growing online retailers. WebLinc's modern, agile technologies and strategic expertise empower companies running global, omnichannel commerce operations, and enable retailers to consistently outpace the competition. www.weblinc.com

Lumesis, Inc.	Traction	(Safeguard Ownership: 43.5%)
Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps more than 500 firms with more than 43,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com
High Traction Stage: $10 million to $15 million

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
Greater than $15 million

Aktana, Inc.	Greater than $15 million	(Safeguard Ownership: 17.8%)
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

Flashtalking, Inc.	Greater than $15 million	(Safeguard Ownership: 10.1%)
Headquartered in New York, New York, Flashtalking is a data-driven ad management and analytics technology company that uses data to personalize advertising in real-time, analyze its effectiveness and enable optimization that drives better engagement and ROI for sophisticated global brands. Spongecell, Inc. merged into Flashtalking in January 2018. www.flashtalking.com

MediaMath, Inc.	Greater than $15 million	(Safeguard Ownership: 13.3%)
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

Syapse, Inc.	Greater than $15 million	(Safeguard Ownership: 20.0%)
Headquartered in Palo Alto, California, Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. www.syapse.com
Other ownership interests
In addition to the above companies, we also have smaller ownership interests in a variety of other companies where we do not exert significant influence and do not participate in any management activities. In some cases, these ownership interests generally are the result of previous positions that have been diluted or residual interests resulting from the acquisition of companies where we had an ownership interest.
Britepool: Provider of digital marketing and advertising services created to serve a free website, online newspapers and magazines. The company specializes in identity verification, advertising and privacy, digital marketing and data for its clients, enabling its clients to inherently collect and match identities with large quantities of personal information for targeted advertising. www.britepool.com
b8ta: Operator of a software-powered retail showroom designed to make physical retail accessible for all. The company's showrooms are software-driven brick-and-mortar stores that help consumers to buy hardware, internet of things and other technology products, enabling customers to discover, try and buy the latest tech products. The company is headquartered in San Francisco, California. www.b8ta.com
Hoopla Software, Inc.: Headquartered in San Jose, California, Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. Hoopla's Sales Motivation Platform combines modern game mechanics, data analytics and broadcast-quality video in a cloud application that makes it easy for managers to motivate team performance and score more wins. www.hoopla.net
MedCrypt: Developer of a data security platform designed to protect medical devices. The company's platform enables functions such as authenticating users, encrypting data and cryptographically sign settings and patient prescriptions, as well as has the ability to monitor transactions between clinicians and devices for malicious behavior, enabling hospitals and health systems to prevent unauthorized access and misuse of their medical devices. www.medcrypt.co
T-REX Group, Inc.: Headquartered in New York, New York, T-REX is an enterprise solutions provider for the complex financing of esoteric asset backed securities (“ABS”) and energy project finance. T-REX’s SaaS platform supplants manually-generated financial models, driving transparency, standardization, collaboration, efficiency and access in energy project finance and asset backed securitization. www.trexgroup.com
WellTrackONE: Provider of wellness program services intended to offer a comprehensive baseline report for detailing modifiable risk factors, preventative goals and measurable data. The company's services include scheduling, screening and documentation that provide valuable data for outcomes and clinical measurements while at the same time help to generate significant revenue, enabling healthcare professionals to offer wellness visits to their patients and help them to get services for all their medical needs. www.welltrackone.co
Velano Vascular: Developer of a needle-free blood collection medical device intended to reduce the risk and inefficiencies of vascular access practices. The company's flagship products single-use, sterile device, temporarily attaches to a peripheral IV catheter to collect a fresh venous sample to combat the urgent challenge of vascular access, enabling hospitals to deliver painless and secure healthcare solutions for inpatients. www.velanovascular.com
We also have residual interests in a variety of private funds that are in the process of winding down and other companies, and we participate in several loans to or equity investments in private companies in the Philadelphia area in conjunction with an on-going initiative of the Pennsylvania Department of Community and Economic Development.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
We operate as one operating segment based upon the similar nature of our technology-driven companies, the functional alignment of the organizational structure and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
OTHER INFORMATION

The operations of Safeguard and the companies in which it has ownership interests are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
Safeguard is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements and other information with, and furnish other reports to, the Securities and Exchange Commission (“SEC”). You can read and copy such documents at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 100 Matsonford Road, One Radnor Corporate Center, Suite 110, Radnor, Pennsylvania 19087.
The Internet website addresses for Safeguard and its ownership interests are included in this report for identification purposes. The information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.
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

The intended monetization of our company interests and the return of value to shareholders are subject to factors beyond our control.
In January 2018, we announced that we will not deploy any capital into new companies.  We will instead focus on supporting, and maximizing monetization opportunities for, our existing company interests to return value to shareholders.  However, this strategic plan may require providing additional capital and operational support to such existing companies and we may not be able to sell our company interests during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  There can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with the sale of our company interests.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  Further, the method, timing and amount of any return of value resulting from the monetization of existing company interests will be at the discretion of our Board of Directors and will depend on market and business conditions and our overall liabilities, capital structure and liquidity position.
A disposition of one or more of our company interests may occur at a time that will yield less value than if we held such interests for a longer period of time.
Our companies are at various stages in their lifecycles. The value of our interests in our companies at any point in time is highly dependent on the progress and success such companies have made at such time with respect to the development and marketing of their products and services and that value may fluctuate significantly. In order to effect our strategy of monetizing our interests in our companies, we may dispose of such interests at a time prior to the applicable company reaching its maximum value. Doing so will result in a return of value to shareholders that is less than that which may have been returned if we retained our interests in such company for a longer period of time.

The continuing costs and burdens associated with being a public company will constitute a much larger percentage of our expenses and we may in the future delist our Common Stock with the New York Stock Exchange and seek to deregister our Common Stock with the SEC.
We will remain a public company and will continue to be subject to the listing standards of the New York Stock Exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize our company interests.  As part of such monetization efforts, we will likely in the future, once the majority of our company interests have been monetized, delist our Common Stock from the New York Stock Exchange and seek to deregister our Common Stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be completed at all, and we will continue to face the costs and burdens of being a public company until such time as our Common Stock is delisted with the New York Stock Exchange and deregistered with the SEC.
Our principal business strategy depends upon our ability to make good decisions regarding the deployment of capital into, and subsequent disposition of, our existing company interests and, ultimately, the performance of such companies, which is uncertain.
If we make poor decisions regarding the deployment of capital into, and subsequent disposition of, our existing companies, our business strategy will not succeed. If such companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock would be adversely affected. The risks relating to our companies include:

•	most of our companies have a history of operating losses and/or limited operating history;

•	the intense competition affecting the products and services our companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	the inability to adapt to changing marketplaces;

•	the inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	the inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

•	that our companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	the inability to attract and retain qualified personnel;

•	the existence of government regulations and legal uncertainties may place financial burdens on the businesses of our companies; and

•	the inability to plan for and manage catastrophic events.
These and other risks are discussed in detail under the caption “Risks Related to Our Companies” below.

As we execute against our strategy, a significant amount of our deployed capital may be concentrated in companies operating in the same or similar industries, limiting our diversification.
Our capital deployments could be concentrated in several companies that operate in the same or similar industries. This may cause us to be more susceptible to any single economic, regulatory or other occurrence affecting those particular industries than we would otherwise be if our companies operated in more diversified industries.
Our business model does not rely upon, or plan for, the receipt of operating cash flows from our companies. Our companies do not provide us with cash flow from their operations. We rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.
We need capital to fund the capital needs of our existing companies. We also need cash to finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our companies do not provide us with cash flow from their operations. To the extent our companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, company liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings of company interests or raising additional capital on attractive terms, we may face liquidity issues that will require us to constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing companies.
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
We hold significant positions in our companies. If we were to divest all or part of our holdings in a company, we may have to sell our interests at a relative discount to intrinsic value. For companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. The trading volume and public float in the common stock of a publicly traded company in which we have an interest may be small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in such a company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our companies public as a means of monetizing our position or creating shareholder value. Registration and other requirements under applicable securities laws and contractual restrictions also may adversely affect our ability to dispose of our company holdings on a timely basis.
Our success is dependent on our senior management.
Our success is dependent on our senior management team’s ability to execute our strategy. On April 6, 2018, we publicly announced a series of management changes intended to streamline our organizational structure and reduce our operating costs. Further, management changes occurred after such time as well. These aggressive cost-reduction initiatives better aligned our cost structure with the strategy we announced in January 2018. A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.
Our business strategy may not be successful if valuations in the market sectors in which our companies participate decline.
Our strategy involves creating value for our shareholders by helping our companies build value and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on the value of our companies as determined by the public and private capital markets. Many factors, including reduced market interest, may cause the market value of our companies to decline. If valuations in the market sectors in which our companies participate decline, their access to the public and private capital markets on terms acceptable to them may be limited.
Our companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our holdings.
Although we currently own a significant, influential interest in some of our companies, we do not maintain a controlling interest in any of our companies. Acquisitions of interests in companies in which we share or have no control, and the dilution of our interests in or a further reduction of of control of companies, will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

•	the management teams or other equity or debt holders of our companies having economic or business interests or objectives that are different from ours; and

•	the companies not taking our advice with respect to the financial or operating issues they may encounter.
Our inability to control our companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our companies may not act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to incur losses on our interests in these companies.
We may have to buy, sell or retain assets when we would otherwise not wish to do so in order to avoid registration under the Investment Company Act.
The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than consolidated companies are generally considered “investment securities” for purposes of the Investment Company Act, unless other circumstances exist which actively involve the company holding such interests in the management of the underlying company. We are a company that partners with growth-stage companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may be limited in the manner or timing in which we sell our interests in a company. Our ownership levels also may be affected if our companies are acquired by third parties or if our companies issue stock which dilutes our ownership interest. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our companies.

Economic disruptions and downturns may have negative repercussions for us.
Events in the United States and international capital markets, debt markets and economies may negatively impact our stock price and our ability to pursue certain tactical and strategic initiatives, such as accessing additional public or private equity or debt financing for us or for our companies and selling our interests in companies on terms acceptable to us and in time frames consistent with our expectations.
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

Risks Related to Our Companies
Most of our companies have a history of operating losses and/or limited operating history and may never be profitable.
Most of our companies have a history of operating losses and/or limited operating history, have significant historical losses and may never be profitable. Many have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our companies will increase substantially in the foreseeable future as they continue to develop products and services, increase sales and marketing efforts, and expand operations.
Our companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects for growth.
There is intense competition in the technology marketplaces, and we expect competition to intensify in the future. Our business, financial condition, and results of operations will be materially adversely affected if our companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our companies. This may place our companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our companies may compete against one another.
The success or failure of many of our companies is dependent upon the ultimate effectiveness of newly-created technologies, medical devices, financial services, healthcare diagnostics, etc.
Our companies’ business strategies are often highly dependent upon the successful launch and commercialization of an innovative technology or device, including, without limitation, technologies or devices used in healthcare, financial services or digital media.  Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies and devices before we deploy capital into a company, sometimes the performance of the technology or device does not match our expectations or those of such company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such company.
Our companies may fail if they do not adapt to changing marketplaces.
If our companies fail to adapt to changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our companies will achieve or maintain market penetration or commercial success, or that the businesses of our companies will be successful.

The technology marketplaces are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent introduction of new products and services;

•	shifting distribution channels;

•	evolving government regulation;

•	frequently changing intellectual property landscapes; and

•	changing customer demands.
Our future success will depend on our companies’ ability to adapt to these evolving marketplaces. They may not be able to adequately or economically adapt their products and services, develop new products and services or establish and maintain effective distribution channels for their products and services. If our companies are unable to offer competitive products and services or maintain effective distribution channels, they will sell fewer products and services and forego potential revenue, possibly causing them to lose money. In addition, we and our companies may not be able to respond to the marketplace changes in an economically efficient manner, and our companies may become or remain unprofitable.
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
Based on our business model, some or all of our companies will need to raise additional capital to fund their operations at any given time. We may not be able to, or decline to, fund some or all of such amounts and such amounts may not be available from third parties on acceptable terms, if at all. Further, if our companies do raise additional capital from third parties, either debt or equity, such capital may rank senior to, or dilute, our interests in such companies.
We cannot be certain that our companies will be able to obtain additional financing on favorable terms when needed, if at all. We may not be able to, or decline to, provide our companies with sufficient capital resources to enable them to reach a cash-flow positive position or a sale of the company. General economic disruptions and downturns may also negatively affect the ability of some of our companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of companies. If our companies need capital, but are not able to raise capital from us or other outside sources, they may need to cease or scale back operations. In such event, our interest in any such company will become less valuable. If our companies raise additional capital from third parties, either debt or equity, such capital may be dilutive, making our interests less valuable or if such capital ranks senior to the capital we have deployed, such capital may entitle its holders to receive returns of capital before we are entitled to receive any return of our deployed capital. Also, in the event of any insolvency, liquidation, dissolution, reorganization or bankruptcy of one or more our companies, holders of such company’s instruments that rank senior to our deployed capital will typically be entitled to receive payment in full before we receive any return of our deployed capital. After returning such senior capital, such company may not have any remaining assets to use for returning capital to us, causing us to lose some or all of our deployed capital in such company.
Economic disruptions and downturns may negatively affect our companies’ plans and their results of operations.
Many of our companies are largely dependent upon outside sources of capital to fund their operations. Disruptions in the availability of capital from such sources will negatively affect the ability of such companies to pursue their business models and will force such companies to revise their growth and development plans accordingly. Any such changes will, in turn, negatively affect our ability to realize the value of our capital deployments in such companies.

In addition, downturns in the economy as well as possible governmental responses to such downturns and/or to specific situations in the economy could affect the business prospects of certain of our companies, including, but not limited to, in the following ways: weaknesses in the financial services industries; reduced business and/or consumer spending; and/or systemic changes in the ways the healthcare system operates in the United States.
Some of our companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.
Our companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of our companies’ assets and competitive strengths. Federal law, most typically copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. Although we expect that our companies will take reasonable efforts to protect the rights to their intellectual property, third parties may develop similar intellectual property independently. Moreover, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of our companies and the demands of quick delivery of products and services to market, create a risk that our companies’ efforts to prevent misappropriation of their technology will prove inadequate.
Some of our companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our companies generally obtain representations as to the origin and ownership of such licensed intellectual property. However, this may not adequately protect them. Any claims against our companies’ proprietary rights, with or without merit, could subject the companies to costly litigation and divert their technical and management personnel from other business concerns. If our companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our companies will increase and their profits, if any, will decrease.
Third parties have and may assert infringement or other intellectual property claims against our companies based on their patents or other intellectual property claims. Even though we believe our companies’ products do not infringe any third party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe on another person’s intellectual property. Our companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our companies are without merit, defending these types of lawsuits takes significant time, is expensive and may divert management attention from other business concerns.

Certain of our companies could face legal liabilities from claims made against their operations, products or work.
Because the manufacture and sale of certain company products entail an inherent risk of product liability, certain of our companies maintain product liability insurance. Although none of our current companies have experienced any material losses in this regard, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on a company’s financial stability, revenues and results of operations. In addition, many of the engagements of our companies involve projects that are critical to the operation of their clients’ businesses. If our companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. Our companies’ contracts typically include provisions designed to limit their exposure to legal claims relating to their services and products. However, these provisions may not protect our companies or may not be enforceable. Also, some of our companies depend on their relationships with their clients and their reputation for high-quality services and integrity to retain and attract clients. As a result, claims made against our companies’ work may damage their reputation, which in turn could impact their ability to compete for new work and negatively impact their revenue and profitability.
Our companies’ success depends on their ability to attract and retain qualified personnel.
Our companies depend upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our companies also will need to continue to hire additional personnel as they expand. Although our current companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our companies to grow, to increase sales of their existing products and services, and to launch new products and services.

Government regulations and legal uncertainties may place financial burdens on the businesses of our companies.
Manufacturers of medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect some of our companies. If Medicare or private payers change the rates at which our companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our companies.
Some of our companies may be subject to significant environmental, health, data security and safety regulation.
Some of our companies may be subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, some of our companies are subject to federal, state and local financial securities and data security regulations, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended, the California Consumer Privacy Act and the European General Data Protection Regulation, which impose varying degrees of additional obligations, costs and risks upon such companies, including the imposition of significant penalties in the event of any non-compliance. Further, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety. Compliance with such regulations could increase operating costs at certain of our companies, and the failure to comply could negatively affect the operations and results of some of our companies.

Catastrophic events may disrupt our companies’ businesses.
Some of our companies are highly automated businesses and rely on their network infrastructure, various software applications and many internal technology systems and data networks for their customer support, development, sales and marketing and accounting and finance functions. Further, some of our companies provide services to their customers from data center facilities in multiple locations. Some of these data centers are operated by third parties, and the companies have limited control over those facilities. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent the companies from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of their SaaS offerings. While certain of our companies have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of their data centers or their critical business or information technology systems could severely affect their ability to conduct normal business operations and, as a result, their business, operating results and financial condition could be adversely affected.
We cannot provide assurance that our companies’ disaster recovery plans will address all of the issues they may encounter in the event of a disaster or other unanticipated issue, and their business interruption insurance may not adequately compensate them for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack or other catastrophic event were to destroy any part of their facilities or interrupt their operations for any extended period of time, or if harsh weather or health conditions prevent them from delivering products in a timely manner, their business, financial condition and operating results could be adversely affected.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and administrative offices in Radnor, Pennsylvania contain approximately 4,000 square feet of office space in one building under a sublease from a company in which we have an equity interest.  The initial lease term expires in November 2020, with three, six month extensions available upon agreement of the parties.

Our previous corporate headquarters and administrative offices, also located in Radnor Pennsylvania and comprising approximately 15,600 square feet,  have been sublet to an unaffiliated party through April, 2026, the remainder of the lease term.
Item 3. Legal Proceedings
We, as well as our companies in which we hold ownership interests, are from time to time involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these situations, and one or more adverse dispositions could have a material adverse effect on our consolidated financial position and results of operations, or that of our companies. See Note 12 to the Consolidated Financial Statements for a discussion of ongoing claims and legal actions.

Item 4. Mine Safety Disclosures
Not applicable.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Brian J. Sisko	59	President and Chief Executive Officer	2007
Mark A. Herndon	50	Senior Vice President and Chief Financial Officer	2018

Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007 and served as Executive Vice President and Managing Director from November 2012 until his promotion to Chief Operating Officer, Executive Vice President and Managing Director in January 2014. Mr. Sisko began serving as President and Chief Executive Officer July 1, 2018. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a company formerly owned in part by Safeguard, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President-Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg LLP.
Mr. Herndon joined Safeguard as Senior Vice President and Chief Financial Officer in September 2018. Prior to joining Safeguard, Mr. Herndon served in a variety of client service and national office roles at PricewaterhouseCoopers from 1991 to 2018, including his position as Assurance Partner from 2006 until 2018.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2019 and 2018 were as follows:

	High	Low
Fiscal year 2019:
First quarter	$11.66	$8.36
Second quarter	12.91	10.59
Third quarter	12.79	10.92
Fourth quarter	12.43	10.57
Fiscal year 2018:
First quarter	$13.10	$10.83
Second quarter	13.95	11.95
Third quarter	13.18	8.85
Fourth quarter	9.88	7.98
The high and low sale prices reported in the first quarter of 2020 through February 24, 2020 were $11.11 and $9.44 respectively, and the last sale price reported on February 24, 2020, was $9.50. As of February 25, 2020, there were approximately 11,800 beneficial holders of our common stock.
Special Dividend
On November 7, 2019, the Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities during the quarter ended December 31, 2019 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2019 - October 31, 2019	—	$—	—	$14,636,135
November 1, 2019 - November 30, 2019	—	$—	—	$14,636,135
December 1, 2019 - December 31, 2019	2,180	$11.92	—	$14,636,135
Total	2,180	$11.92	—
(a) During the fourth quarter of 2019, we repurchased an aggregate of approximately 2 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.
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
This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our holdings, competition, our inability to obtain maximum value for our ownership interess, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our ownership interests operate, our inability to control our ownership interests companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of the companies in which we have an ownership interest have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which they operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview
Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. In many, but not all cases, we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard announced that we will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to enable returning value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We initiated the return of value to shareholders in 2019 with a $1.00 per share special dividend. Moving forward, we anticipate additional actions in the form of stock repurchases and/or special dividends based on available cash resources, prevailing market conditions and other factors.

Principles of Accounting for Ownership Interests
We account for our ownership interests using one of the following methods: Equity or other. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
Equity Method. We account for companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our non-controlling general and/or limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity income (loss) in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method companies on a one quarter lag. We include the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets.
When the carrying value of our holdings in an equity method company is reduced to zero, no further losses are recorded in our Consolidated Statements of Operations unless we have outstanding guarantee obligations or have committed additional funding to the equity method company. When the equity method company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized.
Other Method. We account for our equity interests in companies which are not accounted for under the equity method or fair value method as equity securities without readily determinable fair values. We account for of these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar securities of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations. We include the carrying value of these investments in Ownership interests and advances on the Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, the most significant relate to impairment of ownership interests and advances.
Impairment of Ownership Interests and Advances
On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our ownership interests for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Any impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value. The adjusted carrying value of an ownership interest is not increased if circumstances suggest the value of the company has subsequently recovered.

The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or based on other valuation methods including discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies.
Our companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests and advances could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and other method companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.
Total impairment charges related to our ownership interests and advances were as follows:

	Year Ended December 31,
Accounting Method	2019	2018
	(In thousands)
Equity	$2,965	$12,626
Other	47	1,097
Total	$3,012	$13,723

Impairment charges related to equity method companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to other investments are included in Other income (loss), net in the Consolidated Statements of Operations.

Results of Operations

We operate as one operating segment based upon the similar nature of our technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
There is intense competition in the markets in which our companies operate. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent introduction of new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. Their future success depends on each company’s ability to execute its business plan and to adapt to its respective rapidly changing market.
The following is a listing of certain of our ownership interests as of December 31, 2019 and December 31, 2018.

	Safeguard Primary Ownership as of December 31,
Company Name	2019	2018	Accounting Method
Aktana, Inc.	17.8%	18.9%	Equity
Clutch Holdings, Inc.	41.2%	41.2%	Equity
Flashtalking *	10.1%	10.1%	Other
InfoBionic, Inc.	25.2%	25.4%	Equity
Lumesis, Inc.	43.5%	43.7%	Equity
MediaMath, Inc. **	13.3%	13.4%	Other
meQuilibrium	32.7%	33.1%	Equity
Moxe Health Corporation	29.9%	32.4%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
QuanticMind, Inc.	24.2%	24.2%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	20.0%	Equity
T-REX Group, Inc.	13.7%	21.1%	Other
Trice Medical, Inc.	16.6%	17.4%	Equity
WebLinc, Inc.	38.5%	38.5%	Equity
Zipnosis, Inc	37.7%	34.7%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.
** The Company sold 39.1% of its ownership interest back to MediaMath, Inc. for $45 million of proceeds in July 2018.

Year ended December 31, 2019 versus year ended December 31, 2018

	Year Ended December 31,
	2019	2018	Variance
	(In thousands)
General and administrative expense	$(9,982)	$(16,871)	$6,889
Other income (loss), net	12,255	(5,158)	17,413
Interest income	2,044	2,806	(762)
Interest expense	(14,023)	(16,067)	2,044
Equity income (loss), net	64,267	19,661	44,606
Net income (loss)	$54,561	$(15,629)	$70,190
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, office costs, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $6.9 million for the year ended December 31, 2019 compared to the prior year primarily due to a $1.1 million decrease in employee compensation from the lower overall level of staffing, the absence of the $3.8 million severance charge for employees who were terminated in connection with our change in strategy in 2018, and $2.2 million of lower professional fees, primarily due to costs associated with activist shareholder matters in the prior year. These amounts were partially offset by an increase of $0.4 million in stock-based compensation.
Other income (loss), net. Other income (loss), net improved by $17.4 million for the year ended December 31, 2019, compared to the prior year. Other income (loss), net for the year ended December 31, 2019 included $5.1 million of income related to the decrease in the fair value of the amended credit facility repayment feature liability as compared to a $4.5 million loss related to the same liability in the prior comparable period. The 2019 year also included $4.5 million of non-cash gains on the increase in the value of certain equity securities based upon observable price changes as compared to $1.4 million in 2018. The 2019 year also included a $1.7 million gain resulting from the elimination of the remaining estimated liability established related to the retirement benefit for a former Chairman and CEO of the Company. Other income (loss), net for the year ended December 31, 2018 also reflected a $1.2 million loss from the decrease in the fair value of escrow shares of Invitae Corporation common stock obtained in connection with the sale of Good Start Genetics in 2017.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on notes receivable from certain of our ownership interests. Interest income decreased $0.8 million compared to the prior year due to lower average notes receivable, which was partially offset by higher average investment balances in marketable securities during the early portion of 2019.
Interest Expense. Interest expense is primarily related to our Credit Facility and, in 2018, our convertible senior debentures. Interest expense decreased $2.0 million compared to the prior year primarily due to the repayment of all remaining Credit Facility debt in July 2019. As a result, 2018 included a full year of borrowings while 2019 was a partial year. However, 2019 also included $7.0 million of accelerated interest expense resulting from the make-whole interest provisions of the Credit Facility and accelerated debt issue cost amortization both related to the prepayment of debt associated with the Credit Facility.
Equity Income (Loss). Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in those companies and the net results of operations of those companies. We recognize our share of losses to the extent we have cost basis in the equity of the company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method companies on a one quarter lag basis.
Equity income (loss) increased $44.6 million for the year ended December 31, 2019 compared to the prior year. The components of equity income (loss) for the years ended December 31, 2019 and 2018 were as follows:

Year ended December 31:	2019	2018
	(In thousands)
Gains on sales of ownership interests	$85,834	$67,980
Unrealized dilution gains	3,206	9,154
Gains from proceeds received from escrow	4,305	1,838
Loss on impairments	(2,965)	(12,626)
Share of losses of our equity method companies, net	(26,113)	(46,685)
	$64,267	$19,661
The gains on sale of ownership interests for the year ended December 31, 2019 is comprised primarily of gains related to the sale of Propeller in the amount of $35.1 million and Transactis in the amount of $50.7 million. The gain on sale of ownership interests for the year ended December 31, 2018 is comprised primarily of gains related to MediaMath in the amount of $45.0 million, Nexxt (fka Beyond.com) in the amount of $9.5 million, AdvantEdge Healthcare Solutions in the amount of $5.5 million and Cask Data in the amount of $4.2 million.
The unrealized dilution gains for the year ended December 31, 2019 were the result of meQuilibrium, Syapse, Trice, T-REX and Moxe, who each raised additional equity capital that diluted the Company's interest in those entities. The unrealized dilution gains (losses) for the year ended December 31, 2018 were related to Aktana, Clutch, meQuilibrium, Propeller, Transactis, Trice and QuanticMind.
The gains from proceeds received from escrow for the year ended December 31, 2019 was primarily related to additional amounts received for holdbacks and escrows related to the sale of Cask, but also included incremental proceeds of Invitae shares received in connection with the Good Start Genetics sale.

The loss on impairments for the year ended December 31, 2019 is related solely to NovaSom, Inc. The loss on impairments for the year ended December 31, 2018 is comprised of Apprenda in the amount of $6.6 million, CloudMine in the amount of $4.8 million and Brickwork in the amount of $1.2 million.
The decrease in our share of losses of our equity method companies for the 2019 year was due to a decrease in the number of equity method companies and a net decrease in losses associated with the individual companies.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $0.0 million for the years ended December 31, 2019 and 2018. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.
Liquidity And Capital Resources
As of December 31, 2019, the Company had $25.0 million of cash and cash equivalents.
During April 2019, the Company made a $24.0 million principal payment to its Lender and a related make-whole interest payment of $2.9 million. During July 2019, the Company made a $49.5 million payment to its Lender consisting of $44.5 million of principal, $4.1 million of make-whole interest and $0.9 million of accrued interest, which satisfied all obligations under the Credit Facility.
In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of our individual ownership interests, the sale of certain ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.
Subsequent to the debt repayment, on November 7, 2019, the Company's Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019. We anticipate continuing to return value to shareholders in the form of stock repurchases and/or dividends based on prevailing market conditions and other factors when and if additional liquidity becomes available.
In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2019 and 2018, we did not repurchase any shares under this authorization.
Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning deployments and dispositions which, if consummated, could impact our liquidity, perhaps significantly. The Company believes that its cash and cash equivalents at December 31, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements.
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(19,970)	$(26,035)
Net cash provided by investing activities	126,303	32,103
Net cash used in financing activities	(89,483)	(24,952)
	$16,850	$(18,884)
Net Cash Used In Operating Activities

Year ended December 31, 2019 versus year ended December 31, 2018. Net cash used in operating activities decreased by $6.1 million for the year ended December 31, 2019 compared to the prior year. The activity during the year ended December 31, 2019 was primarily the result of various non-cash adjustments to net income, including the $64.3 million of equity income, a $5.1 million gain from the decrease in the fair value of the repayment feature derivative, non-cash gains of $4.5 million for observable price changes, depreciation, and the $3.5 million amortization of debt discount. Also, the Company made $11.5 million of cash interest payments for the year ended December 31, 2019 as compared to $10.0 million of cash interest payments for the year ended December 31, 2018. The activity during the year ended December 31, 2018 was primarily the result of various non-cash adjustments to net income, including $19.7 million of equity income, a $4.5 million loss from the increase in the fair value of the repayment feature derivative, a $1.4 million gain for an observable price change, and the $4.5 million amortization of debt discount.
Net Cash Provided by Investing Activities
Year ended December 31, 2019 versus year ended December 31, 2018. Net cash provided by investing activities increased by $94.2 million for the year ended December 31, 2019 compared to the prior year. The increase related to $104.3 million in proceeds from the sale and distributions from companies, including Propeller and Transactis as compared to $67.4 million in proceeds from the sales of and distributions from companies and $10.7 million repayment of outstanding notes, primarily from Nexxt, Inc. in the previous year. The Company also had $37.9 million of marketable securities mature in excess of purchases during the year ended December 31, 2019 as compared to $29.7 million of marketable securities purchases that exceeded maturities during the year ended December 31, 2018. We also deployed $16.7 million during 2019 for the acquisition of additional ownership interests and advances and loans to our companies, which was consistent with the $16.4 million deployed in 2018.

Net Cash Used In Financing Activities
Year ended December 31, 2019 versus year ended December 31, 2018. Net cash used in financing activities increased by $64.5 million for the year ended December 31, 2019 compared to the prior year. The primary financing activities in 2019 were the $20.7 million special dividend and the repayment of the Credit Facility for $68.6 million. The primary financing activities in 2018 were primarily the repayment of $41.0 million of our 2018 Debentures, $32.7 million of net proceeds from additional borrowings under our Amended Credit Facility and the $16.4 million Credit Facility payment in the fourth quarter.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2019, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2020	2021 and 2022	2023 and 2024	After 2024
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$3.9	$0.7	$1.2	$1.2	$0.8
Severance payments	0.1	0.1	—	—	—
Total Contractual Cash Obligations (b)	$4.0	$0.8	$1.2	$1.2	$0.8

(a)
In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $3.5 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $4.0 million at December 31, 2019 (not reflected in the table above).
We are involved from time to time in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operations.

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

Opinion on Internal Control Over Financial Reporting
We have audited Safeguard Scientifics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Safeguard Scientifics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.
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
Philadelphia, Pennsylvania
February 28, 2020

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$25,028	$7,703
Restricted cash	25	500
Marketable securities	—	37,955
Prepaid expenses and other current assets	1,297	577
Total current assets	26,350	46,735
Property and equipment, net	2,101	808
Ownership interests and advances	77,129	95,585
Other assets	1,997	2,609
Total Assets	$107,577	$145,737
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$39	$165
Accrued compensation and benefits	1,364	3,433
Accrued expenses and other current liabilities	627	2,182
Credit facility - current	—	22,100
Credit facility repayment feature	—	5,060
Lease liability - current	399	—
Total current liabilities	2,429	32,940
Other long-term liabilities	1,027	2,804
Lease liability - non-current	2,380	—
Credit facility - non-current	—	43,014
Total Liabilities	5,836	78,758
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2019 and 2018, respectively	2,157	2,157
Additional paid-in capital	810,856	810,928
Treasury stock, at cost; 930 and 914 shares at December 31, 2019 and 2018, respectively	(14,024)	(15,001)
Accumulated deficit	(697,223)	(731,105)
Accumulated other comprehensive loss	(25)	—
Total Equity	101,741	66,979
Total Liabilities and Equity	$107,577	$145,737
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
General and administrative expense	$9,982	$16,871
Operating loss	(9,982)	(16,871)
Other income (loss), net	12,255	(5,158)
Interest income	2,044	2,806
Interest expense	(14,023)	(16,067)
Equity income (loss), net	64,267	19,661
Net income (loss) before income taxes	54,561	(15,629)
Income tax benefit (expense)	—	—
Net income (loss)	$54,561	$(15,629)
Net income (loss) per share:
Basic	$2.64	$(0.76)
Diluted	$2.64	$(0.76)
Weighted average shares used in computing net income (loss) per share:
Basic	20,636	20,544
Diluted	20,636	20,544
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018
Net income (loss)	$54,561	$(15,629)
Other comprehensive (loss) income:
Share of other comprehensive (loss) income of equity method investments	(31)	113
Reclassification adjustment for sale of equity method investments	6	—
Total comprehensive income (loss)	$54,536	$(15,516)
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

			Accumulated Other Comprehensive Loss
		Accumulated Deficit		Common Stock		Additional Paid-In Capital	Treasury Stock
	Total			Shares	Amount		Shares	Amount
Balance — December 31, 2017	$81,796	$(715,476)	$(113)	21,573	$2,157	$812,536	999	$(17,308)
Net loss	(15,629)	(15,629)	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	(16)	—	16
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(267)	—	—	—	—	(2,558)	(85)	2,291
Stock-based compensation	966	—	—	—	—	966	—	—
Other comprehensive income	113	—	113	—	—	—	—	—
Balance — December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)
Net income	54,561	54,561	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(236)	—	—	—	—	(1,213)	16	977
Stock-based compensation	1,141	—	—	—	—	1,141	—	—
Other comprehensive loss	(25)	—	(25)	—	—	—	—	—
Dividends paid	(20,679)	(20,679)	—	—	—	—	—	—
Balance — December 31, 2019	$101,741	$(697,223)	$(25)	21,573	$2,157	$810,856	930	$(14,024)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$54,561	$(15,629)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	808	692
Amortization of debt discount	3,454	4,513
Amortization of right of use asset	260	—
Equity income, net	(64,267)	(19,661)
(Income) loss from change in fair value of derivative	(5,060)	4,541
Gain from observable price changes	(4,526)	(1,415)
Other, net	(2,268)	2,044
Stock-based compensation, including liability classified awards	1,237	966
Changes in assets and liabilities:
Prepaid expenses and other current assets	(823)	(2,065)
Accounts payable, accrued expenses, and other	(3,346)	(21)
Net cash used in operating activities	(19,970)	(26,035)
Cash Flows from Investing Activities:
Acquisitions of ownership interests	(11,640)	(3,250)
Proceeds from sales and distributions	104,302	67,387
Advances and loans	(5,055)	(13,104)
Repayment of advances and loans	750	10,730
Purchase of marketable securities	(57,243)	(37,809)
Proceeds, from sales and maturities in securities	95,189	8,148
Proceeds from sales of property and equipment	—	1
Net cash provided by investing activities	126,303	32,103
Cash Flows from Financing Activities:
Payment of dividend	(20,679)	—
Proceeds from credit facility	—	35,000
Issuance costs of credit facility	—	(2,252)
Repayments on credit facility	(68,568)	(16,433)
Repurchase of convertible senior debentures	—	(41,000)
Tax withholdings related to equity-based awards	(236)	(267)
Net cash used in financing activities	(89,483)	(24,952)
Net change in cash, cash equivalents and restricted cash equivalents	16,850	(18,884)
Cash, cash equivalents and restricted cash equivalents at beginning of period	8,203	27,087
Cash, cash equivalents and restricted cash equivalents at end of period	$25,053	$8,203
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General
Liquidity And Capital Resources
As of December 31, 2019, Safeguard ("the Company") had $25.0 million of cash and cash equivalents.
In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to return value to shareholders. In that context, the Company has, are and will consider initiatives including, among others: the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.
The Company believes that its cash and cash equivalents at December 31, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Safeguard and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany accounts and transactions are eliminated in consolidation.
Principles of Accounting for Ownership Interests in Companies
The Company accounts for its ownership interests using one of the following methods: Equity or Other. The accounting method applied is generally determined by the degree of the Company's influence over the entity, primarily determined by our voting interest in the entity.
In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its companies in the form of promissory notes which are included in the Ownership interests and advances on the Consolidated Balance Sheets.
Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on an evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss) in the Consolidated Statements of Operations. The Company includes the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.
When the Company’s carrying value in an equity method company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method company. When such equity method company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.
Other Method. We account for our equity interests in companies which are not accounted for under the equity method as equity securities without readily determinable fair values. We estimate the fair value of these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations. We include the carrying value of these investments in Ownership interests and advances on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Estimates
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests and advances, the fair value of the credit facility repayment feature derivative, the current portion of the credit facility debt, the recoverability of deferred tax assets, stock-based compensation and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

Certain amounts recorded to reflect the Company’s share of income or losses for companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests and advances could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2019, the Company believes the carrying value of the Company’s ownership interests and advances is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.
Cash and Cash Equivalents and Marketable Securities
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities were carried at amortized cost, which approximated fair value. Marketable securities consisted of held-to-maturity securities, primarily consisting of government agency bonds, commercial paper and certificates of deposits. Marketable securities with a maturity date greater than one year from the balance sheet date would be considered long-term. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
Restricted Cash
Restricted cash equivalents represents cash required to be set aside by a contractual agreement as a shareholder representative. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets:

	December 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$25,028	$7,703
Restricted cash	25	500
Total cash, cash equivalents and restricted cash	$25,053	$8,203
Financial Instruments
The Company’s financial instruments (principally cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt was carried at cost.
Property and Equipment
Property and equipment represents right-of-use assets resulting from the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases, and other previously existing leasehold improvements. The leasehold improvements were amortized over the shorter of the estimated useful lives or the expected remaining term of the lease. The right-of-use assets are reduced over the remaining term of the applicable lease (principally April 2026) in a manner that results in a straight-line lease expense, when combined with the interest factor on the lease liability.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease liability
The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's prior corporate headquarters operating office lease. The discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate, approximately 12%, at the transition to the guidance of ASU No. 2016-02, Leases. Subsequent values of the lease liability reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses and operating cash outflows of $0.5 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively, and $0.6 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.
In March 2019, the Company entered into a sublease of its prior corporate headquarters office space. The term of the sublease is through April 2026, the same as the Company's underlying lease. Fixed sublease payments to the Company are escalating over the term of the sublease and are reported as a component of general and administrative expenses.
In April 2019, the Company entered into a sublease for replacement office space with a related party, an equity method ownership interest, beginning in June 2019. The term of this sublease is 18 months with three conditional six months renewals based on mutual agreement with the sublessor. The aggregate payments expected under this sublease are not material.

A summary of the Company's operating lease cash flows at December 31, 2019 follows:

	Operating lease payments	Expected sublease receipts
	(In thousands)
2020	$707	$509
2021	595	525
2022	601	540
2023	607	556
2024	613	573
2025	619	590
Thereafter	207	199
Total future minimum lease payments	3,949	$3,492
Less imputed interest	(1,170)
Total operating lease liabilities	$2,779

Valuation of Credit Facility repayment feature
The fair value of the Credit Facility repayment feature (a Level 3 measurement) was determined quarterly based on the present value of make-whole interest payments that were expected to be paid based on cash flow estimates that included a probability weighted estimate of exit transactions, estimated follow-on deployments, estimated quarterly operating cash flows and other cash commitments that would have resulted in qualified cash exceeding the $50 million threshold specified in the Credit Facility. This fair value of the Credit Facility repayment feature was eliminated in July 2019 upon the repayment of the Credit Facility.
Impairment of Ownership Interests and Advances
On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its ownership interests and advances for possible impairment based on achievement of business plan objectives and milestones, the estimated fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management then determines whether there has been an other than temporary decline in the value of its ownership interest in the company. Impairment is measured as the amount by which the carrying value of an asset exceeds its estimated fair value.
The estimated fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies.
Impairment charges related to equity method companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to non-equity method companies and funds are included in Other income (loss), net in the Consolidated Statements of Operations.
The reduced cost basis of a previously impaired company accounted for using the Equity method are not written-up if circumstances suggest the value of the company has subsequently recovered.
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
Net Income (Loss) Per Share
The Company computes net income (loss) per share using the weighted average number of common shares outstanding during each year. The Company includes in diluted net income (loss) per share common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and adjusted, if applicable, for the effect on net income (loss) of such transactions. Diluted net income (loss) per share calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s consolidated or equity method companies.
Segment Information
The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
Reclassifications
Certain prior period amounts within Prepaid expenses and other current assets aggregating $2.1 million have been reclassified to Other assets to conform with current year presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance was effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard will supersede most existing revenue guidance, it could impact revenue and cost recognition for companies in which we hold an ownership interest. Any change in revenue or cost recognition for companies in which we hold an ownership interest could affect the Company's recognition of its share of the results of its equity method companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year companies will adopt the new revenue standard for the year ending

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2019.  The impact of adoption of the new revenue standard will be reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The guidance in ASU No. 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. The transitional guidance for adopting the requirements of ASU No. 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU No. 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company has elected to exempt short term leases that qualify from recognizing right of use assets or lease liabilities, and has elected to not separate lease and non-lease components for all leases where it is the lessee. The Company’s non-lease components are primarily related to utility and maintenance costs, which are typically variable in nature and are expensed in the period incurred. As of January 1, 2019, the Company's only material long-term lease was for its former corporate headquarters in Radnor, PA under a lease expiring in 2026. The Company also has immaterial office equipment leases expiring at various dates through 2020. The Company recorded an initial lease liability of $2.9 million, a right-of-use asset of $2.2 million included in property and equipment and eliminated the deferred rent liability of $0.7 million that was previously included in other long-term liabilities.

2. Ownership Interests and Advances
The following summarizes the carrying value of the Company’s ownership interests and advances.

	December 31, 2019	December 31, 2018
	(In thousands)
Equity Method:
Companies	$34,271	$64,097
Private equity funds	271	392
	34,542	64,489
Other Method:
Companies	27,031	15,260
Private equity funds	453	511
	27,484	15,771
Advances to companies	15,103	15,325
	$77,129	$95,585
During 2019, the Company recognized an impairment of $3.0 million related to NovaSom, which is reflected in Equity income (loss) in the Consolidated Statements of Operations. The impairment was the result of NovaSom Inc.'s August 2019 bankruptcy filing.
In January 2019, Propeller was acquired by another entity for cash. The Company received $41.5 million in cash proceeds in connection with the transaction, and $0.7 million in 2020 for amounts held in escrow. The Company recognized a gain of $35.1 million, which is included in Equity income (loss) in the Consolidated Statements of Operations.
In January 2019, Brickwork merged into another privately-held company. The Company received a preferred equity interest in the acquiror and accounts for this interest as an equity interest without a readily determinable fair value. The Company did not recognize a gain or loss in 2019 as a result of this transaction.
In May 2019, Transactis was acquired by another entity for cash. To date, the Company received $57.5 million in cash proceeds in connection with the transaction, excluding certain amounts that continue to be held in escrow that may be released

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on various dates on or before May 2020. The Company has recognized gains of $50.7 million, which are included in Equity income (loss) in the Consolidated Statements of Operations.
During 2019, the Company ceased accounting for T-REX Group, Inc. and Hoopla Software, Inc. under the equity method as a result of losing our ability to exercise significant influence.
During 2019, the Company recorded $4.5 million of non-cash gains in Other income (loss) related to the increase in the value of certain equity securities based upon observable price changes.
During 2018, the Company recognized impairments of $12.6 million related to Apprenda, Inc. CloudMine, Inc. and Brickwork, which are reflected in Equity income (loss) in the Consolidated Statements of Operations. The impairments resulted from the discontinuance of operations or sale of the related entities.
In January 2018, Spongecell, Inc. merged into Flashtalking, a privately-held company. The Company received Flashtalking ordinary shares equal to approximately 10% of Flashtalking’s issued share capital at the time of the closing. The Company recorded its ownership interest at its fair value at the time of closing. The Company recognized a gain of $3.9 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations, and has a carrying value for its interest of approximately $11.0 million at December 31, 2018 and 2019, respectively.
In January 2018, the Company received $0.6 million of proceeds from the sale of the assets of Aventura, Inc., a company that ceased operations and was fully impaired in 2016. The Company recognized a gain of $0.6 million, which is reflected in Equity income (loss) in the Consolidated Statements of Operations.
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
The Company obtained shares of Invitae in 2017 when Invitae, a public company, acquired Good Start Genetics, Inc. The Company recognized a net gain on the transaction of $4.3 million for the year ended December 31, 2017 and an additional gain on the transaction of $1.1 million for the year ended December 31, 2018 as shares were released from escrow. During 2018, the Company sold an aggregate of 492,340 shares of Invitae Corporation ("Invitae") common stock on the open market for proceeds of $3.7 million after transaction fees. During 2019, the Company sold an aggregate of 27,264 shares of Invitae common stock on the open market for proceeds of $0.7 million after transaction fees as a result of their release from escrow.
In May 2018, Cask Data, Inc. sold substantially all of its assets to another entity. The Company received $11.5 million in cash proceeds in connection with the transaction, excluding holdbacks and escrows. The Company recognized a gain of $4.2 million on the transaction during 2018, which was included in Equity income (loss) in the Consolidated Statements of Operations. During 2019, the Company received an aggregate of $3.8 million of additional proceeds resulting from escrows and holdbacks that is included as Equity income (loss) in the Consolidated Statements of Operations.

In July 2018, the Company sold 39.13% of its ownership position in MediaMath back to MediaMath for $45.0 million. The Company also granted MediaMath an option to repurchase an additional 10.87% of the Company’s ownership position in MediaMath for $12.5 million within 180 days after the close of the initial transaction, which was extended until September 30, 2019. MediaMath did not exercise its option to repurchase these shares. The Company recognized a gain of $45.0 million on the initial transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations. The Company previously accounted for its ownership interest in MediaMath under the equity method of accounting. Immediately after the initial transaction, the Company discontinued utilizing the equity method of accounting for its remaining ownership interest in MediaMath. The Company's remaining ownership interest was recorded at its carrying value immediately prior to the July 2018 transaction. The carrying value will be adjusted for any observable price changes in the same or similar equity securities of MediaMath as those held by the Company.
In July 2018, the Company sold its interest in AdvantEdge Healthcare Solutions, Inc. in a secondary transaction for $10.0 million, excluding an additional $6.3 million that may be realized upon the achievement of certain valuation thresholds in connection with the future sale of Advantage Healthcare Solutions. The Company recognized a gain of $5.5 million on the transaction, which is included in Equity income (loss) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized Financial Information
The following table provides summarized financial information for ownership interests accounted for under the equity method for the periods presented and has been compiled from respective company financial statements, reflect certain historical adjustments, and are reported on a one quarter lag. Results of operations are excluded for periods prior to their acquisition and subsequent to their disposition. Historical results are not adjusted when the Company exits or writes-off a company.

	As of December 31,
	2019	2018
	(In thousands)
Balance Sheets:
Current assets	$91,968	$168,659
Non-current assets	26,231	24,432
Total assets	$118,199	$193,091
Current liabilities	$80,783	$88,988
Non-current liabilities	87,081	109,924
Shareholders’ equity	(49,665)	(5,821)
Total liabilities and shareholders’ equity	$118,199	$193,091

Number of equity method ownership interests	13	19

	Year Ended December 31,
	2019	2018
	(In thousands)
Results of Operations:
Revenue	$145,632	$283,009
Gross profit	$78,465	$181,571
Net loss	$(127,007)	$(154,696)

As of December 31, 2019, the Company’s carrying value in equity method companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $24.3 million. Of this excess, $19.0 million was allocated to goodwill and $5.3 million was allocated to intangible assets.
3. Acquisitions of Ownership Interests
2019 Transactions
The Company deployed an additional $5.0 million to Syapse, Inc. The Company had previously deployed an aggregate of $15.6 million in Syapse. Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company deployed an additional $2.0 million to Moxe Health Corporation, including $0.3 million that was funded initially as a convertible loan. The Company had previously deployed $5.5 million in Moxe Health. Moxe Health connects payers to their provider networks, facilitating real-time data exchange through its electronic integration platform.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company deployed an additional $1.5 million to Zipnosis, Inc. The Company had previously deployed $8.5 million in Zipnosis. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform.
The Company deployed an aggregate of $0.4 million to Clutch Holdings. The Company had previously deployed an aggregate of $16.3 million in Clutch. Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base.
The Company funded an additional $2.0 million of convertible loans to Sonobi, Inc. The Company had previously deployed $11.4 million in Sonobi. Sonobi is an advertising technology developer that designs advertising tools and solutions for the industry's leading media, publishers, brand advertisers, media agencies, DSPs, and media technology providers.
The Company funded an aggregate of $1.1 million of convertible loans to WebLinc, Inc. The Company had previously deployed an aggregate of $15.0 million in WebLinc. WebLinc is an e-commerce platform for online retailers.
The Company funded an aggregate of $1.0 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $26.4 million in NovaSom. See Note 2 for impairment recorded during the second quarter of 2019.
The Company funded an additional $0.6 million of convertible loans to QuanticMind. The Company had previously deployed an aggregate of $12.9 million in QuanticMind. QuanticMind delivers an intelligent, scalable and fast platform for maximizing digital marketing performance, including paid search and social, for enterprises.
2018 Transactions
The Company deployed an additional $1.5 million in Zipnosis, Inc.
The Company deployed an additional $1.0 million in meQuilibrium.
The Company deployed an aggregate of $1.0 million of convertible bridge loans to CloudMine, Inc. The Company had previously deployed an aggregate of $10.0 million in CloudMine. See Note 2 for discussion of the impairment of our interests in 2018. The Company had previously accounted for its interest in CloudMine under the equity method.
The Company funded an aggregate of $2.2 million of convertible bridge loans to Sonobi, Inc.
The Company funded an aggregate of $2.2 million of convertible loans to NovaSom, Inc. See Note 2 for impairment recorded during the second quarter of 2019.
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
The Company funded an aggregate of $0.7 million of convertible bridge loans to Brickwork. The Company had previously deployed an aggregate of $4.2 million in Brickwork. The Company previously accounted for its interest in Brickwork under the equity method. See Note 2 for discussion of the sale of this company in 2019.
The Company funded an additional $0.5 million in Aktana, Inc.
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
The Company deployed an additional $0.3 million in Propeller. The Company had previously deployed an aggregate of $14.0 million in Propeller. Propeller provides digital solutions to measurably improve respiratory health. The Company accounted for its interest in Propeller under the equity method. See Note 2 discussion of the sale of this company in 2019.
4. Fair Value Measurements

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Carrying Value	Fair Value Measurement at December 31, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$25,028	$25,028	$—	$—
Restricted cash equivalents	25	25	—	—

	Carrying Value	Fair Value Measurement at December 31, 2018
		Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$7,703	$7,703	$—	$—
Restricted cash equivalents	500	500	—	—
Marketable securities—held-to-maturity:
Government agency bond	$21,473	$21,473	$—	$—
U.S. Treasury Bills	16,482	16,482	—	—
Total marketable securities	$37,955	$37,955	$—	$—

Credit facility repayment feature liability	$5,060	$—	$—	$5,060
As of December 31, 2018, $38.0 million of marketable securities had contractual maturities which were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy. As of December 31, 2018, $5.1 million was recorded as a credit facility repayment feature liability due to the provision in the Credit Facility that required prepayments of outstanding principal amounts when the Company's qualified cash at any quarter end date exceeded $50.0 million. This represented an increase of $4.5 million from its initial value established during the second quarter of 2018. The prepayment feature was an embedded derivative that was accounted for as a liability separate from the Credit Facility. The liability was adjusted to zero upon repayment of the Credit Facility, which occurred in July 2019. Management's cash forecasts are defined as Level 3 inputs under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Credit Facility and Convertible Debentures
Credit Facility
The Company's credit facility was with HPS Investment Partners, LLC (“Lender”), and was amended in May 2018 ("Credit Facility"). The Credit Facility had a scheduled maturity of May 11, 2020 and interest at a rate of either: (A) LIBOR plus 8.5% (subject to a LIBOR floor of 1%), payable on the last day of the one, two or three month interest period applicable to the LIBOR rate advance, or (B) 7.5% plus the greater of: 2%; the Federal Funds Rate plus 0.5%; LIBOR plus 1%; or the U.S. Prime Rate, payable monthly in arrears. The Credit Facility was secured by all of the Company's assets in accordance with the terms of the Credit Facility.
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
The Company was subject to certain debt covenants under the Credit Facility which required the Company to (i) maintain a liquidity threshold of at least $20 million of unrestricted cash; (ii) maintain a minimum aggregate appraised value of the Company’s ownership interests, plus unrestricted cash in excess of the liquidity threshold, of at least $350 million, less the aggregate amount of all prepayments; (iii) limit deployments to only existing companies and such deployments may not exceed, when combined with deployments after January 1, 2018, $40.0 million in the aggregate through the maturity date; and (iv) limit certain expenses (which shall exclude severance payments, interest expense, depreciation and stock-based compensation) incurred or paid to no more than $11.5 million in any twelve-month period after the date of the amendment (or such shorter period as has elapsed since the date of the amendment). Additionally, the Company was restricted from repurchasing shares of its outstanding common stock and/or issuing dividends until such time as the Credit Facility was repaid in full. The Company was in compliance with all applicable covenants.
The Credit Facility required prepayments of outstanding principal and interest amounts when the Company’s qualified cash at any quarter end date exceeded $50.0 million. This provision in the Credit Facility was an embedded derivative that was accounted for separately from the Credit Facility. A liability of $0.5 million was recorded on the 2018 amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount was also included in debt issuance costs and had been amortized over the remaining term of the Credit Facility. The liability was adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. During 2019, the Company recorded a decrease in the liability of $5.1 million, which is included in Other income (loss) on the Consolidated Statements of Operations.
The Company recorded interest expense under the Credit Facility of $14.0 million and $14.6 million for the years ended December 31, 2019 and 2018, respectively. The effective interest rate on the Credit Facility was 15.1%. The Company made interest payments under the Credit Facility of $11.5 million and $10.0 million for the years ended December 31, 2019 and 2018, respectively.
Convertible Senior Debentures
At December 31, 2017, the Company had $41.0 million of outstanding 5.25% convertible senior debentures which were repaid in full in May 2018.
6. Equity
In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2019 and 2018, the Company did not repurchase any shares under the existing authorization.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
On November 7, 2019, the Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019, resulting in total dividends paid of $20.7 million.

7. Stock-Based Compensation
Equity Compensation Plans
The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2019 and 2018, the Company issued no stock-based awards outside of existing plans. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2019, the Company had reserved 3.1 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan and other previously expired equity compensation plans.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
General and administrative expense	$1,237	$966
	$1,237	$966
At December 31, 2019, the Company had outstanding options that vest based on two different types of vesting schedules:
1) performance-based; and
2) service-based.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. No performance-based options were issued during the years ended December 31, 2019 or 2018. During the years ended December 31, 2019 and 2018, 0 thousand and 1 thousand performance-based options vested each year. During the years ended December 31, 2019 and 2018, respectively, 174 thousand and 76 thousand performance-based options were canceled or forfeited. The Company recorded a reduction of compensation expense related to performance-based options of $0.1 million and $0.7 million for the years ended December 31, 2019 and 2018 respectively. The maximum number of unvested options at December 31, 2019 attainable under these grants was 85 thousand shares.
Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2019 and 2018,

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively, the Company issued no service-based options to employees and recorded no compensation expense from the vesting of previously issued awards. During the years ended December 31, 2019 and 2018, respectively, 57 thousand and 17 thousand service-based options were canceled or forfeited.
There were no options granted during 2019 and 2018.

Stock-based compensation expense of $0.1 million was recognized during the year ended December 31, 2019 related to Board fees earned in 2019 that were subsequently settled in stock. Compensation expense of $0.1 million was also recognized during the year ended December 31, 2019 related to the dividend payments made to holders of unvested restricted stock awards pursuant to the terms of those instruments.

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2018	569	14.74
Options granted	—	—
Options exercised	(15)	12.29
Options canceled/forfeited	(144)	15.21
Outstanding at December 31, 2018	410	14.66
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(231)	14.19
Outstanding at December 31, 2019	179	15.27	1.65	$—
Options exercisable at December 31, 2019	89	15.38	1.35	—
Shares available for future grant	2,602

At December 31, 2019, total unrecognized compensation cost related to non-vested service-based options was immaterial. At December 31, 2019, total unrecognized compensation cost related to non-vested performance-based options was immaterial.
Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified companies, as described above related to performance-based awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. The Company did not issue any performance-based units during the years ended December 31, 2019 or 2018. During the years ended December 31, 2019 and 2018, respectively, and 0 thousand and 1 thousand performance-based stock units vested each year. During the years ended December 31, 2019 and 2018, respectively, 339 thousand and 117 thousand performance-based stock units were canceled or forfeited. Under the terms of the 2016 and 2015 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At December 31, 2019, the liability associated with such potential cash payments was $0.0 million.
During the years ended December 31, 2019 and 2018, respectively, the Company issued 31 thousand and 48 thousand restricted shares to employees and directors. Restricted shares generally vest over a period of approximately two to four years, or are vested at issuance for directors 65 or older. During the years ended December 31, 2019 and 2018, respectively, 75 thousand and 44 thousand restricted shares were canceled or forfeited.
During the years ended December 31, 2019 and 2018, respectively, the Company issued 0 thousand, and 6 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of service, death or permanent disability.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $1.2 million $1.0 million, for the years ended December 31, 2019 and 2018, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2019 was $1.1 million. The total fair value of

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2019 and 2018 was $1.2 million and $1.6 million, respectively.

Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at January 1, 2018	1,005	$14.21
Granted	54	9.47
Vested	(121)	12.87
Forfeited	(161)	14.21
Unvested at December 31, 2018	777	14.08
Granted	31	12.12
Vested	(107)	11.79
Forfeited	(414)	14.28
Unvested at December 31, 2019	287	14.44
8. Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan for eligible employees. The Plan’s matching formula is 100% of the first 5% of participants’ qualified compensation. Compensation expense related to our matching contributions to the Plan for the years ended December 31, 2019 and 2018, were $0.2 million and $0.2 million, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes
The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2019 and 2018.
The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2019 and 2018 to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2019	2018
Statutory tax (benefit) expense	21.0%	(21.0)%
Increase (decrease) in taxes resulting from:
Nondeductible expenses	0.4	1.5
Valuation allowance	(21.4)	19.5
	0.0%	0.0%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax asset:
Carrying values of ownership interests and other holdings	$32,760	$60,951
Tax loss and credit carryforwards	70,914	62,901
Disallowed interest carryforwards	7,292	3,831
Credit facility repayment feature	—	1,312
Accrued expenses	213	675
Stock-based compensation	432	550
Other	604	1,034
	112,215	131,254
Valuation allowance	(112,215)	(131,254)
Net deferred tax asset	$—	$—
As of December 31, 2019, the Company and its subsidiaries had federal net operating and capital loss carryforwards for tax purposes of approximately $337 million, of which approximately $34 million have an indefinite life. These carryforwards expire as follows:

Total
(In thousands)
2020	$—
2021	3,728
2022	48,848
2023	20,981
2024 and thereafter	229,615
$303,172
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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2019 and 2018.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2019 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.
10. Net Income (Loss) Per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2019	2018
	(In thousands, except per share data)
Basic:
Net income (loss)	$54,561	$(15,629)
Weighted average common shares outstanding	20,636	20,544
Net income (loss) per share	$2.64	$(0.76)
Diluted:
Net income (loss)	$54,561	$(15,629)
Weighted average common shares outstanding	20,636	20,544
Net income (loss) per share	$2.64	$(0.76)
Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).
If an equity method company has dilutive stock options, unvested restricted stock, DSUs, or warrants, diluted net income (loss) per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive securities of the company from net income (loss). Any impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.
Diluted income (loss) per share for the years ended December 31, 2019 and 2018 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•
At December 31, 2019 and 2018, options to purchase 0.2 million and 0.4 million shares of common stock, respectively, at prices ranging from $10.37 to $18.45 per share, and $9.83 to $19.95 per share per share, respectively, were excluded from the calculation.

•
At December 31, 2019 and 2018, unvested restricted stock, performance-based stock units and DSUs convertible into 0.3 million and 0.8 million shares of stock, respectively, were excluded from the calculations.

•	For the year ended December 31, 2018, 0.8 million shares of common stock, respectively, representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.
11. Related Party Transactions
In the normal course of business, the Company’s officers and employees hold board positions with companies in which the Company has a direct or indirect ownership interest.
12. Commitments and Contingencies
The Company and the companies in which it holds ownership interests are involved in various claims and legal actions arising in the ordinary course of business. In the current opinion of the Company, the ultimate disposition of these matters will

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not have a material adverse effect on the Company’s consolidated financial position or results of operations, however, no assurance can be given as to the outcome of these actions, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations or that of its companies. The Company records costs associated with legal fees as such services are rendered.
The Company had outstanding guarantees of $3.8 million at December 31, 2019 which related to one of the Company's private equity holdings.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The former executive passed away in 2019. Accordingly, the Company recorded a $1.7 million gain in Other income (loss) which also eliminated the remaining projected benefits related to this agreement that were previously included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under severance agreements for remaining employees is approximately $4.0 million at December 31, 2019.
In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019, the Amended and Restated Safeguard Scientifics Transaction Bonus Plan (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. Under the LTIP, participants have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 1% of received proceeds at the first threshold to 1.333% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash not later than March 15th of the calendar year following the calendar year of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company has accrued approximately $0.5 million under the LTIP as of December 31, 2019.
In June 2011, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the Investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in connection with the above matters, the Company and other former equity holders in ABH entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.
In November 2019, the Company engaged a consultant to assist with certain strategic, operational and financial projects through March 31, 2020. In addition to certain cash compensation, the Company, at its sole discretion, may issue up to 8,000 unrestricted shares to the consultant as bonus compensation.
13. Supplemental Cash Flow Information
During the years ended December 31, 2019 and 2018, the Company converted $2.3 million and $12.4 million, respectively, of advances into ownership interests. Cash paid for interest for the years ended December 31, 2019 and 2018 was $11.5 million and $11.1 million, respectively. Cash paid for taxes in each of the years ended December 31, 2019 and 2018 was $0.0 million.
14. Segment Reporting

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.
As of December 31, 2019, the Company held ownership interests accounted for using the equity method in 13 non-consolidated companies. During 2019 we ceased using the equity method of accounting for Hoopla Software, Inc. and T-REX Group, Inc. as a result of other new investors diluting our interest. We have retained our ownership interests in those companies under the Other accounting method.
Certain of the Company’s ownership interests as of December 31, 2019 and 2018 included the following:

	Safeguard Primary Ownership as of December 31,
Company Name	2019	2018	Accounting Method
Aktana, Inc.	17.8%	18.9%	Equity
Clutch Holdings, Inc.	41.2%	41.2%	Equity
Flashtalking, Inc.*	10.1%	10.1%	Other
InfoBionic, Inc.	25.2%	25.4%	Equity
Lumesis, Inc.	43.5%	43.7%	Equity
MediaMath, Inc. **	13.3%	13.4%	Other
meQuilibrium	32.7%	33.1%	Equity
Moxe Health Corporation	29.9%	32.4%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
QuanticMind, Inc.	24.2%	24.2%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	20.0%	Equity
T-REX Group, Inc.	13.7%	21.1%	Other
Trice Medical, Inc.	16.6%	17.4%	Equity
WebLinc, Inc.	38.5%	38.5%	Equity
Zipnosis, Inc	37.7%	34.7%	Equity
* Spongecell, Inc. merged into Flashtalking in January 2018.
** The Company sold 39.1% of its ownership interest back to MediaMath Inc. for $45 million of proceeds in July 2018.
As of December 31, 2019 and 2018, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30 (b)	December 31 (b)
	(In thousands, except per share data)
2019:
General and administrative expense	$3,057	$2,603	$2,262	$2,060
Operating loss	(3,057)	(2,603)	(2,262)	(2,060)
Other income (loss), net	(1,885)	3,118	8,777	2,245
Interest income	873	763	234	174
Interest expense	(2,535)	(5,682)	(5,806)	—
Equity income (loss), net	28,267	40,497	(3,440)	(1,057)
Net loss before income taxes	21,663	36,093	(2,497)	(698)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$21,663	$36,093	$(2,497)	$(698)
Net income (loss) per share (a)
Basic	$1.05	$1.75	$(0.12)	$(0.03)
Diluted	$1.05	$1.75	$(0.12)	$(0.03)
2018:
General and administrative expense	$5,589	$5,148	$3,516	$2,618
Operating loss	(5,589)	(5,148)	(3,516)	(2,618)
Other income (loss), net	(1,435)	(2,452)	(1,078)	(193)
Interest income	798	666	718	624
Interest expense	(2,690)	(3,422)	(3,310)	(6,645)
Equity income (loss), net	2,746	(14,540)	39,246	(7,791)
Net income (loss) before income taxes	(6,170)	(24,896)	32,060	(16,623)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(6,170)	$(24,896)	$32,060	$(16,623)
Net income (loss) per share (a)
Basic	$(0.30)	$(1.21)	$1.56	$(0.81)
Diluted	$(0.30)	$(1.21)	$1.56	$(0.81)

(a)
Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of common stock equivalents and convertible securities at our ownership interests.

(b)
The three months ended December 31, 2019 includes equity income of $1.4 million related to an equity method investment that should have been recorded during the three months ended September 30, 2019. There was no impact on the full year results.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 are functioning effectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2019, 46,468 shares were subject to outstanding options and performance stock units ("PSUs"), no shares were available for future issuance, and 585,025 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that remained outstanding at December 31, 2019, continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be canceled and shall be unavailable for future issuance.

During 2016, the Compensation Committee granted “employee inducement” awards to a then newly hired executive. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules. The employee inducement awards consisted of 11,799 shares of restricted stock that vested 25% on July 15, 2017, and in 12 equal quarterly installments thereafter and 11,799 performance stock units. that were granted with a 10-year term and vested based on the aggregate cash produced as a result of monetizations involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies.

During 2019, of the shares underlying the inducement awards, 737 shares of restricted stock vested, 5,163 shares of restricted stock were forfeited, and 11,799 performance stock units were forfeited.

There were no “employee inducement” awards outstanding at December 31, 2019.

The following table provides information as of December 31, 2019 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2019.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	455,975	$16.12	2,601,650
Equity compensation plans not approved by security holders (4)	46,468	$15.10	—
Total	502,443	$15.27	2,601,650

(1)	Includes a total of 299,395 shares underlying PSUs and DSUs awarded for no consideration and 23,643 shares underlying DSUs awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 323,038 shares underlying outstanding DSUs and PSUs included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2014 Plan and shares available for issuance under the 2014 Plan.

(4)	Represents awards granted under the 2001 Plan.
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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
1.a	Description
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
4.1	Section 382 Tax Benefits Preservation Plan, dated as of February 19, 2018, by and among Safeguard Scientifics, Inc. Computershare Inc. and Computershare Trust Company, N.A.	Form 8-K 2/20/18	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Amended and Restated Safeguard Scientifics, Inc. Transaction bonus plan	Form 8-K 2/19/19	99.1
10.7†	Compensation Summary — Non-employee Directors	—	—
10.9.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.9.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	Form 10-K 3/11/13	10.10.3
10.9.4*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated April 6, 2018	Form 8-K 4/10/18	99.5

10.12*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Mark Herndon dated September 17, 2018	Form 8-K 9/18/18	99.1
10.13*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.14	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.15	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.16	Lease Agreement, effective February 2, 2015, between Safeguard Scientifics, Inc., a Pennsylvania corporation, and Radnor Properties-SDC, L.P., a Delaware limited partnership	Form 10-Q 4/24/15	10.1
10.17	Sublease Agreement, effective March 15, 2019, by and between Safeguard Scientifics, Inc., a Pennsylvania corporation and the subtenant named therein	Form 8-K 3/20/19	10.1
10.18	Cooperation Agreement dated April 23, 2018 by and among Safeguard Scientifics, Inc. and Horton Capital Management, LLC, Joseph M. Manko, Jr., Maplewood Partners, LLC, Maplewood Advisors IM, LLC, Darren C. Wallis, Horton Capital Partners, LLC, Sierra Capital Investments, LP, Maplewood Global Partners, LLC, Horton Capital Partners Fund, LP, AVI Capital Partners, LP, and Maplewood Advisors GP, LLC	Form 8-K 4/24/18	10.1
10.19	Cooperation Agreement dated March 26, 2019 by and among Safeguard Scientifics, Inc. and Horton Capital Management, LLC, Joseph M. Manko, Jr., Maplewood Partners, LLC, Maplewood Capital Partners, LP, Maplewood Advisors IM, LLC, Darren C. Wallis, Horton Capital Partners, LLC, Sierra Capital Investments, LP, Maplewood Global Partners, LLC, Horton Capital Partners Fund, LP, AVI Capital Partners, LP, and Maplewood Advisors GP, LLC	Form 8-K 3/27/19	10.1
10.20.1	Stock Repurchase Agreement dated as of July 2, 2018 between Safeguard Delaware, Inc. and MediaMath Holdings, Inc.	Form 8-K 7/9/18	10.1
10.20.2	Amendment No. 1 Stock Repurchase Agreement dated as of January 3, 2019 between Safeguard Delaware, Inc. and MediaMath Holdings, Inc.	Form 8-K 1/4/19	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Brian J. Sisko pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Brian J. Sisko pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	BRIAN J. SISKO
Brian J. Sisko
President and Chief Executive Officer
Dated: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN J. SISKO	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Brian J. Sisko
MARK A. HERNDON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Mark A. Herndon
IRA M. LUBERT	Director	February 28, 2020
Ira M. Lubert
RUSSELL D. GLASS	Director	February 28, 2020
Russell D. Glass
JOSEPH M. MANKO, JR.	Director	February 28, 2020
Joseph M. Manko, Jr.
MAUREEN F. MORRISON	Director	February 28, 2020
Maureen F. Morrison
JOHN J. ROBERTS	Director	February 28, 2020
John J. Roberts
ROBERT J. ROSENTHAL	Chairman of the Board of Directors	February 28, 2020
Robert J. Rosenthal