Form 10-Q
period 2020-03-31
SAFEGUARD SCIENTIFICS INC
filed 2020-04-30
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑
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

Number of shares outstanding as of April 27, 2020

Common Stock 20,673,078

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$20,933	$25,028
Restricted cash	25	25
Prepaid expenses and other current assets	634	1,297
Total current assets	21,592	26,350
Property and equipment, net	2,026	2,101
Ownership interests in and advances	66,798	77,129
Other assets	1,992	1,997
Total Assets	$92,408	$107,577
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$141	$39
Accrued compensation and benefits	2,096	1,364
Accrued expenses and other current liabilities	568	627
Lease liability - current	380	399
Total current liabilities	3,185	2,429
Lease liability - non-current	2,303	2,380
Other long-term liabilities	1,112	1,027
Total Liabilities	6,600	5,836
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2020 and December 31, 2019	2,157	2,157
Additional paid-in capital	810,827	810,856
Treasury stock, at cost; 924 and 930 shares at March 31, 2020 and December 31, 2019, respectively	(13,920)	(14,024)
Accumulated deficit	(713,231)	(697,223)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	85,808	101,741
Total Liabilities and Equity	$92,408	$107,577

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
General and administrative expense	$3,532	$3,057
Operating loss	(3,532)	(3,057)
Other income (loss), net	(3,567)	(1,885)
Interest income	105	873
Interest expense	—	(2,535)
Equity income (loss), net	(9,014)	28,267
Net income (loss) before income taxes	(16,008)	21,663
Income tax benefit (expense)	—	—
Net income (loss)	$(16,008)	$21,663

Net income (loss) per share:
Basic	$(0.77)	$1.05
Diluted	$(0.77)	$1.05
Weighted average shares used in computing income (loss) per share:
Basic	20,686	20,585
Diluted	20,686	20,585

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - In thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(16,008)	$21,663
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method interests	—	(31)
Total comprehensive income (loss)	$(16,008)	$21,632

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net cash used in operating activities	$(2,551)	$(5,782)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from ownership interests	708	41,778
Acquisitions of ownership interest	(1,000)	—
Advances and loans	(1,241)	(3,925)
Purchases of marketable securities	—	(57,243)
Proceeds from sales and maturities in marketable securities	—	62,235
Net cash (used in) provided by investing activities	(1,533)	42,845
Cash Flows from Financing Activities:
Tax withholdings related to equity-based awards	(11)	(149)
Net cash used in financing activities	(11)	(149)
Net change in cash, cash equivalents and restricted cash	(4,095)	36,914
Cash, cash equivalents and restricted cash at beginning of period	25,053	8,203
Cash, cash equivalents and restricted cash at end of period	$20,958	$45,117

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2019	$101,741	$(697,223)	$(25)	21,573	$2,157	$810,856	930	$(14,024)
Net loss	(16,008)	(16,008)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	72	—	—	—	—	(32)	(6)	104
Stock-based compensation expense	3	—	—	—	—	3	—	—
Balance - March 31, 2020	$85,808	$(713,231)	$(25)	21,573	$2,157	$810,827	924	$(13,920)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)
Net income	21,663	21,663	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	—	1	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(149)	—	—	—	—	7	83	(156)
Stock-based compensation expense	417	—	—	—	—	417	—	—
Other comprehensive loss	(31)	—	(31)	—	—	—	—	—
Balance - March 31, 2019	$88,879	$(709,442)	$(31)	21,573	$2,157	$811,352	998	$(15,157)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

Liquidity

As of March 31, 2020 the Company had $20.9 million of cash and cash equivalents.

In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to return value to shareholders. In that context, the Company has, is and will consider initiatives including, among others: the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.

The Company believes that its cash and cash equivalents at March 31, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Accounting for Ownership Interests

The Company accounts for its ownership interests using one of the following methods: Equity or Other. The accounting method applied is generally determined by the degree of the Company's influence over the entity, primarily determined by our voting interest in the entity.

In addition to holding voting and non-voting equity, the Company also periodically makes advances to its companies in the form of promissory notes which are included in the Ownership interests in and advances on the Consolidated Balance Sheets.

Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on an evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss) in the Consolidated Statements of Operations. The Company includes the carrying value of equity method companies in Ownership interests in and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.

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

Other Method. We account for our equity interests in companies which are not accounted for under the equity method as equity securities without readily determinable fair values. We estimate the fair value of these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interest of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations. We include the carrying value of these interests in Ownership interests and advances on the Consolidated Balance Sheets.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance was effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance was effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. As the new standard superseded most existing revenue guidance, it could impact revenue and cost recognition for companies in which we hold an ownership interest. Any change in revenue or cost recognition for companies in which we hold an ownership interest could affect the Company's recognition of its share of the results of its equity method companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year companies adopted the revenue standard for the year ending December 31, 2019.  The impact of adoption of the new revenue standard is reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.  The impact during the quarter ended March 31, 2020 was not significant.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances

The following summarizes the carrying value of the Company’s ownership interests in and advances.

	March 31, 2020	December 31, 2019
	(Unaudited - In thousands)
Equity Method:
Companies	$29,289	$34,271
Private equity funds	271	271
	29,560	34,542
Other Method:
Companies	23,464	27,031
Private equity funds	453	453
	23,917	27,484
Advances to companies	13,321	15,103
	$66,798	$77,129

During the three months ended March 31, 2020, the Company recorded impairments of $6.2 million related to the ownership interests of WebLinc, Inc. and QuanticMind, Inc. accounted for under the equity method, which are reflected in Equity income (loss) in the consolidated Statement of Operations.  During the three months ended March 31, 2020, the Company also recorded impairments of $5.1 million related to the ownership interests of T-REX Group, Inc., b8ta and others accounted for under the Other method, which are reflected in Other income (loss), net in the consolidated Statement of Operations.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  The measurement of fair value for these impairments was estimated based on evaluating several valuation methods available for each of the applicable ownership interests, primarily including the value at which independent third parties have invested, the valuation of comparable public companies, the valuation of acquisitions of similar companies and the present value of our expected outcomes.  Assumptions considered within these methods include determining what public companies are comparable, projecting forward revenues for the measured ownership interest, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  The aggregate estimated fair value of these ownership interests to which the impairment amounts were recorded is $12.5 million.  Due to the unobservable nature of some of these inputs, we have determined these fair value estimates to be a Level 3 fair value measurement.

During the three months ended March 31, 2020, the Company recorded a $1.5 million non-cash gain based upon an observable price change related to our ownership interest in Flashtalking Inc. accounted for under the Other method, which is reflected in Other income (loss), net in the consolidated Statement of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for any companies accounted for under the equity method for the three months ended March 31, 2020 and 2019, respectively. These results have been compiled from the respective companies financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended March 31,
	2020	2019
	(Unaudited - In thousands)
Results of Operations:
Revenue	$47,414	$43,868
Gross profit	$29,506	$24,589
Net loss	$(14,604)	$(33,616)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the quarter ended March 31, 2020:

The Company deployed an additional $1.0 million to meQuilibrium. The Company had previously deployed an aggregate of $13.0 million in meQuilibrium. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being.

The Company funded an additional $0.6 million of convertible loans to Syapse, Inc. The Company had previously deployed $20.6 million in Syapse.  Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company funded an additional $0.3 million of convertible loans to Trice Medical, Inc. The Company had previously deployed an aggregate of $10.2 million in Trice. Trice is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

The Company funded an additional $0.2 million of convertible loans to QuanticMind. The Company had previously deployed an aggregate of $13.5 million in QuanticMind. QuanticMind delivers an intelligent, scalable and fast platform for maximizing digital marketing performance, including paid search and social, for enterprises.

The Company funded an aggregate of $0.1 million of convertible loans to WebLinc, Inc. The Company had previously deployed an aggregate of $16.1 million in WebLinc. WebLinc is an e-commerce platform for online retailers.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Carrying	Fair Value Measurement at March 31, 2020
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$20,933	$20,933	$—	$—

Restricted cash equivalents	$25	$25	$—	$—

	Carrying	Fair Value Measurement at December 31, 2019
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$25,028	$25,028	$—	$—

Restricted cash equivalents	$25	$25	$—	$—

Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited - In thousands)
General and administrative expense	$86	$417
	$86	$417

During the three months ended March 31, 2020 and 2019, the Company granted 7 thousand and 0 thousand restricted stock awards, respectively to non-employee directors for compensation.

6. Income Taxes

The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2020 and 2019. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision expense that would have been recognized in the three months ended March 31, 2020 was offset by changes in the valuation allowance. During the three months ended March 31, 2020, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(16,008)	$21,663
Weighted average common shares outstanding	20,686	20,585
Net income (loss) per share	$(0.77)	$1.05

Diluted:
Net income (loss) for dilutive share computation	$(16,008)	$21,663

Number of shares used in basic per share computation	20,686	20,585
Unvested restricted stock and DSU's	—	—
Employee stock options	—	—
Weighted average common shares outstanding	20,686	20,585

Net income (loss) per dilutive share	$(0.77)	$1.05

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

Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At March 31, 2020 and 2019, options to purchase 0.2 million and 0.3 million shares of common stock, respectively, at prices ranging from $10.37 to $18.45 and $9.83 to $19.41, respectively, were excluded from the calculations.

•

At March 31, 2020 and 2019, unvested restricted stock, performance-based stock units and DSUs convertible into 0.3 million and 0.7 million shares of stock, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting

The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of March 31, 2020, the Company held ownership interests accounted for using the equity method in 13 non-consolidated companies.

Certain of the Company’s ownership interests as of March 31, 2020 included the following:

Company Name	Safeguard Primary Ownership as of March 31, 2020	Accounting Method
Aktana, Inc.	17.5%	Equity
Clutch Holdings, Inc.	41.2%	Equity
Flashtalking	13.4%	Other
InfoBionic, Inc.	25.2%	Equity
Lumesis, Inc.	43.5%	Equity
MediaMath, Inc.	13.3%	Other
meQuilibrium	32.7%	Equity
Moxe Health Corporation	29.9%	Equity
Prognos Health Inc.	28.7%	Equity
QuanticMind, Inc.	24.2%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	20.0%	Equity
T-REX Group, Inc.	13.7%	Other
Trice Medical, Inc.	16.6%	Equity
WebLinc, Inc.	38.5%	Equity
Zipnosis, Inc.	37.7%	Equity

As of March 31, 2020 and December 31, 2019, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies

In March 2019, the Company entered into a sublease of its prior corporate headquarters office space beginning in June 2019. The term of the sublease is through April 2026, the same as the Company's underlying lease. Fixed sublease payments to the Company are escalating over the term of the sublease and are reported as a component of general and administrative expenses.

In April 2019, the Company entered into a sublease for replacement office space with a related party, a company in which we hold an ownership interest, beginning in June 2019. The term of this sublease is 18 months with three conditional six month renewals based on mutual agreement with the sublessor. The aggregate payments expected under this sublease are not material.

A summary of the Company's operating lease cash flows at March 31, 2020 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2020 (nine months ending December 31)	$530	$384
2021	595	525
2022	601	540
2023	607	556
2024	613	573
2025	619	590
Thereafter	207	199
Total future minimum lease payments	3,772	$3,367
Less imputed interest	(1,089)
Total operating lease liabilities	$2,683

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

The Company had outstanding guarantees of $3.8 million at March 31, 2020 which related to one of the Company's private equity holdings.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019, the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. Under the LTIP, participants have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 1% of received proceeds at the first threshold to 1.333% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash not later than March 15th of the calendar year following the calendar year of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company has accrued approximately $0.8 million under the LTIP as of March 31, 2020.

The Company recorded severance expense of $1.7 million during the three months ended March 31, 2020 for the former CEO in accordance with an existing employment arrangement.  This amount will be paid during the second quarter.  Other accrued compensation amounts previously deferred will be paid within six months.  Additional contingent amounts could be paid based on continued participation in prior awards granted pursuant to the LTIP.  The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $2.2 million at March 31, 2020.

In June 2011, the Company's former ownership interest, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the Investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in connection with the above matters, the Company and other former equity holders in ABH entered into a settlement and release with Shire, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under the existing authorization during 2019 or the three months ended March 31, 2020.

In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs"). The Company submitted the Plan for shareholder ratification at its 2019 Annual Meeting of Shareholders and the Plan was ratified by shareholders. The purpose of the Plan is to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would be deemed to have occurred if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan is intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. If such beneficial ownership is acquired without the approval of the Board, under the Plan, the Company will issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders as of the applicable date of record. The issuance of the Rights will not be taxable to Safeguard or its shareholders and will not affect Safeguard's reported earnings per share. The Rights will trade with Safeguard's common shares and will expire no later than February 19, 2021. The Rights and the Plan may also expire on an earlier date upon the occurrence of other events, including a determination by the Company's Board that the Plan is no longer necessary or desirable for the preservation of the Company's tax attributes or that no tax attributes may be carried forward (with such expiration occurring as of the beginning of the applicable taxable year). There can be no assurance that the Plan will prevent the Company from experiencing an ownership change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our holdings, fluctuations in the market prices of our publicly traded holdings, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our ownership interests operate, our inability to control our ownership interests, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of our ownership interests have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which Safeguard's ownership interests operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors” in Safeguard's Annual Report on Form 10-K and updated, as applicable, in “Factors that May Affect Future Results” and Item 1A. “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Business Overview

Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. In many, but not all cases, we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those ownership interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard announced that we will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to enable the return of value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We initiated the return of value to shareholders in 2019 with a $1.00 per share special dividend.  We anticipate additional actions in the future in the form of stock repurchases and/or special dividends based on available cash resources, prevailing market conditions and other factors.

During the first quarter of 2020, Safeguard was impacted by the circumstances of COVID-19 and the related economic impacts.  In addition to a slowed mergers and acquisitions environment, our companies have been impacted in a variety of operational ways including general declines in the markets in which they operate, reduced access to customers or prospective customers, reduced or delayed collections of amounts due from customers and different ways to work with their employee base.  Our companies have also been negatively impacted in their ability to access debt or equity capital.  The management teams of the entities in which the Company holds such ownership interests are continuing to take actions to respond to the rapidly changing environment, including implementing cost reduction efforts, securing additional capital or other actions, which could mitigate some of the expected impacts.  There are uncertainties as to if these actions will be successful or adequate in this uncertain economic environment.

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

The following is a listing of certain of our ownership interests as of March 31, 2020  and March 31, 2019.

	Safeguard Primary Ownership as of March 31,
Company Name	2020	2019	Accounting Method
Aktana, Inc.	17.5%	18.9%	Equity
Clutch Holdings, Inc.	41.2%	41.2%	Equity
Flashtalking	13.4%	10.1%	Other
InfoBionic, Inc.	25.2%	25.4%	Equity
Lumesis, Inc.	43.5%	43.6%	Equity
MediaMath, Inc.	13.3%	13.4%	Other
meQuilibrium	32.7%	33.1%	Equity
Moxe Health Corporation	29.9%	32.4%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
QuanticMind, Inc.	24.2%	24.2%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	20.0%	20.0%	Equity
T-REX Group, Inc.	13.7%	17.8%	Other
Trice Medical, Inc.	16.6%	16.7%	Equity
WebLinc, Inc.	38.5%	38.5%	Equity
Zipnosis, Inc.	37.7%	34.7%	Equity

Three months ended March 31, 2020 versus the three months ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Variance
	(In thousands)
General and administrative expense	$(3,532)	$(3,057)	$(475)
Other income (loss), net	(3,567)	(1,885)	(1,682)
Interest income	105	873	(768)
Interest expense	—	(2,535)	2,535
Equity income (loss), net	(9,014)	28,267	(37,281)
	$(16,008)	$21,663	$(37,671)

General and Administrative Expense. General and administrative expense increased $0.5 million for the three months ended March 31, 2020 compared to the prior year period primarily due to the $1.7 million severance charge incurred during the quarter, which was partially offset by decreases in depreciation of $0.5 million, employee compensation of $0.2 million, lower stock-based compensation of $0.3 million, lower office rental costs of $0.1 million and lower professional fees of $0.1 million.

Other Income (loss), net. Other income (loss), net increased $1.7 million for the three months ended March 31, 2020 compared to the prior year period.  During the three months ended March 31, 2020, the Company recorded impairments of $5.1 million related to the ownership interests of T-REX, b8ta and others accounted for under the Other method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  Partially offsetting these impairments, the quarter also included a $1.5 million non-cash gain for the increase in the fair value our ownership interest in Flashtalking based upon an observable price change.  Other income (loss), net for the three months ended March 31, 2019 included a $2.0 million loss related to an increase in the fair value of the amended credit facility repayment feature liability.  The credit facility was repaid in full during 2019 resulting in the elimination of the credit facility repayment feature liability.

Interest Income. Interest income decreased $0.8 million for the three months ended March 31, 2020 compared to the prior year period primarily attributable to lower average notes receivable and lower average investment and cash equivalent balances at lower rates in 2020.

Interest Expense. Interest expense decreased $2.5 million for the three months ended March 31, 2020 compared to the prior year period due to the pay-off of borrowings under the Credit facility in 2019.

Equity Income (loss), net. Equity income (loss), net decreased $37.3 million for the three months ended March 31, 2020 compared to the prior year period. The components of equity income (loss), net for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	Variance
	(In thousands)
Gains on sales of ownership interests	$25	$35,132	$(35,107)
Unrealized dilution gains	—	470	(470)
Loss on impairments	(6,200)	—	(6,200)
Share of loss of our equity method companies, net	(2,839)	(7,335)	4,496
	$(9,014)	$28,267	$(37,281)

The unrealized dilution gains for the three months ended March 31, 2019 were the result of T-Rex and Trice, who each raised additional equity capital that diluted the Company's interest in those entities.

During the three months ended March 31, 2020, the Company recorded impairments of $6.2 million related to the ownership interests of WebLinc, Inc. and QuanticMind, Inc. accounted for under the equity method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.    There were no losses from impairments for the three months ended March 31, 2019.

The change in our share of equity loss of our equity method companies for the three months ended March 31, 2020 compared to the prior year period was due to a decrease in the number of ownership interests and a decrease in losses associated with the remaining ownership interests.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2020 and 2019. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the three months ended March 31, 2020 and 2019 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2020, we had $20.9 million of cash and cash equivalents.

       In January 2018, Safeguard announced that, from that date forward, we will not deploy any capital into new opportunities and will focus on supporting our existing ownership interests and maximizing monetization opportunities to return value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of individual ownership interests, the sale of certain ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2019 and the three months ended March 31, 2020, we did not repurchase any shares under this authorization.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be required to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. The Company believes that its cash and cash equivalents at March 31, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Three Months Ended March 31,
	2020	2019	Variance
	(In thousands)
Net cash used in operating activities	$(2,551)	$(5,782)	$3,231
Net cash (used in) provided by investing activities	(1,533)	42,845	(44,378)
Net cash used in financing activities	(11)	(149)	138
	$(4,095)	$36,914	$(41,009)

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $3.2 million for the three months ended March 31, 2020 compared to the prior year period. The activity during the three months ended March 31, 2020 was primarily the result of various non-cash adjustments to net loss, including the $9.0 million of equity loss and $5.1 million of impairments to Other method ownership interests, which were partially offset by non-cash gains of $1.5 million for an observable price change.  The Company did not make any cash interest payments for the three months ended March 31, 2020 as compared to $1.9 million of cash interest payments for the three months ended March 31, 2019. The activity during the three months ended March 31, 2019 was primarily the result of various non-cash adjustments to net income, including $28.3 million of equity income, a $2.0 million loss from the increase in the fair value of the repayment feature derivative, depreciation, and the amortization of debt discount.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $44.4 million for the three months ended March 31, 2020 compared to the prior year period. The decrease primarily related to $41.5 million in proceeds from the sale of Propeller in the previous year. The Company also did not have any marketable security activity during the three months ended March 31, 2020 as compared to $5.0 million of marketable securities sales during the three months ended March 31, 2019.

Net Cash Used In Financing Activities

There were no significant financing activities for the three months ended March 31, 2020 or 2019, respectively.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2020, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2020 (remainder)	2021 and 2022	2023 and 2024	After 2024
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$3.7	$0.5	$1.2	$1.2	$0.8
Severance payments	1.8	1.8	—	—	—
Total Contractual Cash Obligations (b)	$5.5	$2.3	$1.2	$1.2	$0.8

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $3.4 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $1.9 million at March 31, 2020 (not reflected in the table above).

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

The COVID-19 pandemic is adversely affecting the businesses, financial conditions and operating results of the companies in which we have an ownership interest, as well as our ability to monetize such interests, and it may also cause us to increase the amount of additional capital we will need to provide to such companies.

The current economic and market conditions caused by the COVID-19 pandemic are negatively impacting the companies in which we have ownership interests, including, without limitation, their operations, supply chains, sales infrastructures and the demand for their products and services.  This is negatively affecting their businesses, financial conditions and operating results.  As a result, we may be required to provide additional capital to such companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  We are also experiencing a more challenging mergers and acquisitions market in general for such companies, which has resulted in lower valuation expectations and extended exit timelines for such companies, which, in turn, could negatively affect the amount and timing of the monetization opportunities for such companies and our ability to return value to shareholders.

The COVID-19 pandemic may adversely affect parties with obligations to us, including the subtenant of our previous office space.

In March 2019, we entered into a sublease of our prior corporate headquarters office space beginning in June 2019. The term of the sublease is through April 2026, the same as our underlying lease. Fixed sublease payments to us are escalating over the term of the sublease.  We remain obligated under the original lease for such office space and, in the event the subtenant of such office space fails to satisfy its obligations under the sublease, we would be required to satisfy our obligations directly to the landlord under such original lease.

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

If we make poor decisions regarding the deployment of capital into, and subsequent disposition of, our existing companies, our business strategy will not succeed. If such companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock would be adversely affected. The risks relating to our companies include:

•	most of our companies have a history of operating losses and/or limited operating history;

•	the intense competition affecting the products and services our companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	the inability to adapt to changing marketplaces;

•	the inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	the inability to protect their proprietary rights and/or infringing on the proprietary rights of others

•	that our companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	the inability to attract and retain qualified personnel;

•	the existence of government regulations and legal uncertainties may place financial burdens on the businesses of our companies; and

•	the inability to plan for and manage catastrophic events.

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

Our success is dependent on our senior management team’s ability to execute our strategy. In connection with our new strategy announced in 2018, we made a series of management changes intended to streamline our organizational structure and reduce our operating costs and since then we have made, and may make, further management changes from time to time.  A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.

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

Although we currently own a significant, influential interest in some of our companies, we do not maintain a controlling interest in any of our companies. Acquisitions of interests in companies in which we share or have no control, and the dilution of our interests in or a further reduction of our control of companies, will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2020, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2020 - January 31, 2020	—	$—	—	$14,636,135
February 1, 2020 - February 29, 2020	—	$—	—	$14,636,135
March 1, 2020 - March 31, 2020	1,753	$6.24	—	$14,636,135
Total	1,753	$6.24	—

(a)

During the first quarter of 2020, the Company repurchased an aggregate of 2 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Exhibit Number	Description

31.1 †	Certification of Robert J. Rosenthal pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Robert J. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	April 30, 2020	/s/ Robert J. Rosenthal
Robert J. Rosenthal
Executive Chairman
Date:	April 30, 2020	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer