Form 10-Q
period 2020-06-30
SAFEGUARD SCIENTIFICS INC
filed 2020-08-12
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

(610) 293-0600

Registrant’s telephone number, including area code

______________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.10	SFE	New York Stock Exchange

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

Number of shares outstanding as of August 7, 2020

Common Stock 20,782,663

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$13,607	$25,028
Restricted cash	25	25
Prepaid expenses and other current assets	544	1,297
Total current assets	14,176	26,350
Property and equipment, net	1,949	2,101
Ownership interests in and advances	61,405	77,129
Other assets	1,996	1,997
Total Assets	$79,526	$107,577
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$39	$39
Accrued compensation and benefits	1,106	1,364
Accrued expenses and other current liabilities	567	627
Lease liability - current	360	399
Total current liabilities	2,072	2,429
Lease liability - non-current	2,222	2,380
Other long-term liabilities	918	1,027
Total Liabilities	5,212	5,836
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at June 30, 2020 and December 31, 2019	2,157	2,157
Additional paid-in capital	809,255	810,856
Treasury stock, at cost; 810 and 930 shares at June 30, 2020 and December 31, 2019, respectively	(12,130)	(14,024)
Accumulated deficit	(724,943)	(697,223)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	74,314	101,741
Total Liabilities and Equity	$79,526	$107,577

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expense	$2,028	$2,603	$5,560	$5,660
Operating loss	(2,028)	(2,603)	(5,560)	(5,660)
Other income (loss), net	(2,658)	3,118	(6,225)	1,233
Interest income	52	763	157	1,636
Interest expense	—	(5,682)	—	(8,217)
Equity income (loss), net	(5,277)	40,497	(14,291)	68,764
Net income (loss) before income taxes	(9,911)	36,093	(25,919)	57,756
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(9,911)	$36,093	$(25,919)	$57,756

Net income (loss) per share:
Basic	$(0.48)	$1.75	$(1.25)	$2.80
Diluted	$(0.48)	$1.75	$(1.25)	$2.80
Weighted average shares used in computing income (loss) per share:
Basic	20,720	20,628	20,703	20,606
Diluted	20,720	20,658	20,703	20,606

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(9,911)	$36,093	$(25,919)	$57,756
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method interests	—	—	—	(31)
Reclassification adjustment for sale of equity method investments	—	6	—	6
Total comprehensive income (loss)	$(9,911)	$36,099	$(25,919)	$57,731

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net cash used in operating activities	$(5,775)	$(12,181)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from ownership interests	1,024	99,324
Acquisitions of ownership interests	(5,010)	(6,000)
Advances and loans to ownership interests	(1,638)	(4,618)
Purchases of marketable securities	—	(57,243)
Proceeds from sales and maturities in marketable securities	—	70,189
Net cash (used in) provided by investing activities	(5,624)	101,652
Cash Flows from Financing Activities:
Repayments on credit facility	—	(24,024)
Tax withholdings related to equity-based awards	(22)	(180)
Net cash used in financing activities	(22)	(24,204)
Net change in cash, cash equivalents and restricted cash	(11,421)	65,267
Cash, cash equivalents and restricted cash at beginning of period	25,053	8,203
Cash, cash equivalents and restricted cash at end of period	$13,632	$73,470

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2019	$101,741	$(697,223)	$(25)	21,573	$2,157	$810,856	930	$(14,024)
Net loss	(16,008)	(16,008)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	72	—	—	—	—	(32)	(6)	104
Stock-based compensation expense	3	—	—	—	—	3	—	—
Balance - March 31, 2020	$85,808	$(713,231)	$(25)	21,573	$2,157	$810,827	924	$(13,920)
Net loss	(9,911)	(9,911)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	72	—	—	—	—	(1,718)	(114)	1,790
Stock-based compensation expense	146	—	—	—	—	146	—	—
Change in accounting at ownership interests	(1,801)	(1,801)	—	—	—	—	—	—
Balance - June 30, 2020	$74,314	$(724,943)	$(25)	21,573	$2,157	$809,255	810	$(12,130)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)
Net income	21,663	21,663	—	—	—	—	—	—
Stock options exercised, net of tax withholdings	—	—	—	—	—	—	1	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(149)	—	—	—	—	7	83	(156)
Stock-based compensation expense	417	—	—	—	—	417	—	—
Other comprehensive loss	(31)	—	(31)	—	—	—	—	—
Balance - March 31, 2019	$88,879	$(709,442)	$(31)	21,573	$2,157	$811,352	998	$(15,157)
Net income	36,093	36,093	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(31)	—	—	—	—	(1,220)	(77)	1,189
Stock-based compensation expense	269	—	—	—	—	269	—	—
Other comprehensive income	6	—	6	—	—	—	—	—
Balance - June 30, 2019	$125,216	$(673,349)	$(25)	21,573	$2,157	$810,401	921	$(13,968)

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

Liquidity

As of June 30, 2020 the Company had $13.6 million of cash and cash equivalents.

In January 2018, Safeguard announced that, from that date forward, the Company will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to return value to shareholders. In that context, the Company has, is and will consider initiatives including, among others: the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.  As we seek to provide additional funding to existing companies where we have an ownership interest, we may be required to expend our cash or incur debt, which will decrease our liquidity.  From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.

The Company believes that its cash and cash equivalents at June 30, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements.

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

The reduced cost basis of a previously impaired company accounted for using the Equity method is not written-up even if circumstances suggest the value of the company has subsequently recovered.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 and related subsequent amendments outline a single comprehensive model to use to account for revenue arising from contracts with customers and supersede most current revenue recognition guidance. For public companies, the guidance was effective for annual periods beginning after December 15, 2017 and any interim periods that fall within that reporting period. For nonpublic companies, the guidance was effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. Additionally, on June 3, 2020 the FASB issued an additional one year limited deferral for nonpublic business entities that have not yet issued their financial statements reflecting the adoption.

As the new standard superseded most existing revenue guidance, it impacted revenue and cost recognition for certain companies in which we hold an ownership interest. Any change in revenue or cost recognition for companies in which we hold an ownership interest could affect the Company's recognition of its share of the results of its equity method companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year companies adopted the revenue standard for the year ending December 31, 2019, including a cumulative effect where applicable as of the first day of the 2019 reporting period.

For our ownership interests that have adopted ASU 2014-09, the impact of adoption of the new revenue standard is reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.  The impact upon adoption resulted in a decrease to retained earnings and ownership interests of $1.8 million, net, due to the deferral of revenue and certain costs at our underlying ownership interests.  Our results of operations for the six months ended June 30, 2020 reflect a benefit of $1.8 million due primarily to the recognition of revenue in 2019 that was previously deferred as a result of the adoption of ASU 2014-09.  Accordingly, the cumulative impact of the adoption of ASU 2014-09 was not significant.  The Company continues to monitor the impact of ASU 2014-09 to our ownership interests that have not finalized their 2019 adoption or that may further delay adoption based on the June 3, 2020 update, however we do not expect any further adjustments to be significant.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances

The following summarizes the carrying value of the Company’s ownership interests in and advances.

	June 30, 2020	December 31, 2019
	(Unaudited - In thousands)
Equity Method:
Companies	$29,607	$34,271
Private equity funds	271	271
	29,878	34,542
Other Method:
Companies	20,835	27,031
Private equity funds	423	453
	21,258	27,484
Advances to companies	10,269	15,103
	$61,405	$77,129

During the three and six months ended June 30, 2020, the Company recorded impairments of $3.0 million and $9.2 million, respectively, related to the ownership interests of WebLinc, Inc., QuanticMind, Inc. and Sonobi, Inc. accounted for under the equity method, which are reflected in Equity income (loss) in the Consolidated Statement of Operations.  During the three and six months ended June 30, 2020, the Company also recorded impairments of $2.7 million and $7.8 million, respectively, related to the ownership interests of T-REX Group, Inc., b8ta and others accounted for under the Other method, which are reflected in Other income (loss), net in the Consolidated Statement of Operations.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  The measurement of fair value for these impairments was estimated based on evaluating several valuation methods available for each of the applicable ownership interests, primarily including the value at which independent third parties have invested, the valuation of comparable public companies, the valuation of acquisitions of similar companies and the present value of our expected outcomes.  Assumptions considered within these methods include determining what public companies are comparable, projecting forward revenues for the measured ownership interest, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  The aggregate estimated fair value of these ownership interests to which these impairment amounts were recorded is $12.5 million and $9.1 million at March 31, 2020 and June 30, 2020, respectively.  Due to the unobservable nature of some of these inputs, we have determined these fair value estimates to be Level 3 fair value measurements.

During the six months ended June 30, 2020, the Company recorded a $1.5 million non-cash gain based upon an observable price change related to our ownership interest in Flashtalking Inc. accounted for under the Other method, which is reflected in Other income (loss), net in the Consolidated Statement of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three and six months ended June 30, 2020 and 2019, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited - In thousands)
Results of Operations:
Revenue	$35,296	$39,461	$82,710	$83,329
Gross profit	$18,730	$22,084	$48,236	$46,673
Net loss	$(28,866)	$(35,468)	$(43,470)	$(69,084)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the six month period ended June 30, 2020:

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

The Company deployed an additional $4.4 million to Syapse, Inc., including the $0.6 million of convertible loans deployed in the first quarter of 2020, which was converted to equity in the second quarter. The Company had previously deployed $20.6 million in Syapse.  Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company funded an additional $0.7 million of convertible loans to Trice Medical, Inc. The Company had previously deployed an aggregate of $10.2 million in Trice. Trice is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

The Company deployed an aggregate of $0.2 million to Clutch Holdings.  The Company had previously deployed an aggregate of $16.7 million.  Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Carrying	Fair Value Measurement at June 30, 2020
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$13,607	$13,607	$—	$—

Restricted cash equivalents	$25	$25	$—	$—

	Carrying	Fair Value Measurement at December 31, 2019
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$25,028	$25,028	$—	$—

Restricted cash equivalents	$25	$25	$—	$—

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited - In thousands)
General and administrative expense	$441	$269	$527	$686
	$441	$269	$527	$686

During the six months ended June 30, 2020 and 2019, the Company granted 67 thousand and 30 thousand restricted stock awards, respectively to non-employee directors for compensation.

6. Income Taxes

The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2020 and 2019. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three and six months ended June 30, 2020 was offset by changes in the valuation allowance. During the three and six months ended June 30, 2020, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(9,911)	$36,093	$(25,919)	$57,756
Weighted average common shares outstanding	20,720	20,628	20,703	20,606
Net income (loss) per share	$(0.48)	$1.75	$(1.25)	$2.80

Diluted:
Net income (loss) for dilutive share computation	$(9,911)	$36,093	$(25,919)	$57,756

Number of shares used in basic per share computation	20,720	20,628	20,703	20,606
Unvested restricted stock and DSU's	—	30	—	—
Employee stock options	—	—	—	—
Weighted average common shares outstanding	20,720	20,658	20,703	20,606

Net income (loss) per dilutive share	$(0.48)	$1.75	$(1.25)	$2.80

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

Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At June 30, 2020 and 2019, options to purchase 0.2 million and 0.2 million shares of common stock, respectively, at prices ranging from $10.37 to $17.11 and $9.83 to $19.41, respectively, were excluded from the calculations.

•

At June 30, 2020 and 2019, unvested restricted stock, performance-based stock units and DSUs convertible into 0.3 million and 0.4 million shares of stock, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting

The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of June 30, 2020, the Company held ownership interests accounted for using the equity method in 13 non-consolidated companies.

Certain of the Company’s ownership interests as of June 30, 2020 included the following:

Company Name	Safeguard Primary Ownership as of June 30, 2020	Accounting Method
Aktana, Inc.	17.5%	Equity
Clutch Holdings, Inc.	41.2%	Equity
Flashtalking	13.4%	Other
InfoBionic, Inc.	25.2%	Equity
Lumesis, Inc.	43.5%	Equity
MediaMath, Inc.	13.3%	Other
meQuilibrium	32.0%	Equity
Moxe Health Corporation	29.9%	Equity
Prognos Health Inc.	28.7%	Equity
QuanticMind, Inc.	24.2%	Equity
Sonobi, Inc.	21.6%	Equity
Syapse, Inc.	19.6%	Equity
T-REX Group, Inc.	13.7%	Other
Trice Medical, Inc.	16.6%	Equity
WebLinc, Inc.	39.9%	Equity
Zipnosis, Inc.	37.7%	Equity

As of June 30, 2020 and December 31, 2019, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at June 30, 2020 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2020 (six months ending December 31)	$351	$257
2021	595	525
2022	601	540
2023	607	556
2024	613	573
2025	619	590
Thereafter	207	199
Total future minimum lease payments	3,593	$3,240
Less imputed interest	(1,011)
Total operating lease liabilities	$2,582

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

The Company had outstanding guarantees of $3.8 million at June 30, 2020 which related to one of the Company's private equity holdings.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which include current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company has accrued approximately $1.1 million under the LTIP as of June 30, 2020, which $0.6 million is estimated as current accrued compensation.

The Company recorded severance expense of $1.7 million during the six months ended June 30, 2020 primarily for the former CEO in accordance with an existing employment arrangement.  Obligations under this arrangement with the former CEO were paid during the second quarter.  Other accrued compensation amounts previously deferred will be paid during the third quarter of 2020.  Additional contingent amounts could be paid based on continued participation in prior awards granted pursuant to the LTIP.  The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $2.0 million at June 30, 2020.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under the existing authorization during 2019 or the six months ended June 30, 2020.

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

In January 2018, Safeguard announced that we will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to enable the return of value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We initiated the return of value to shareholders in 2019 with a $1.00 per share special dividend.  We anticipate additional actions could occur in the future, once significant dispositions occur, in the form of stock repurchases and/or special dividends based on available cash resources, prevailing market conditions and other factors.

During the first and second quarter of 2020, Safeguard was impacted by the circumstances of COVID-19 and the related economic impacts.  In addition to a slowed mergers and acquisitions environment, our companies have been impacted in a variety of operational ways including general declines in the markets in which they operate, reduced access to customers or prospective customers, reduced or delayed collections of amounts due from customers and different ways to work with their employee base.  Our companies have also been negatively impacted in their ability to access debt or equity capital.  The management teams of the entities in which the Company holds such ownership interests are continuing to take actions to respond to the rapidly changing environment, including implementing cost reduction efforts, securing additional capital or other actions, which could mitigate some of the expected impacts.  There are uncertainties as to if these actions will be successful or adequate in this uncertain economic environment.

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

The following is a listing of certain of our ownership interests as of  June 30, 2020 and 2019, respectively.

	Safeguard Primary Ownership as of June 30,
Company Name	2020	2019	Accounting Method
Aktana, Inc.	17.5%	18.8%	Equity
Clutch Holdings, Inc.	41.2%	41.2%	Equity
Flashtalking	13.4%	10.1%	Other
InfoBionic, Inc.	25.2%	25.4%	Equity
Lumesis, Inc.	43.5%	43.6%	Equity
MediaMath, Inc.	13.3%	13.4%	Other
meQuilibrium	32.0%	32.7%	Equity
Moxe Health Corporation	29.9%	32.4%	Equity
Prognos Health Inc.	28.7%	28.7%	Equity
QuanticMind, Inc.	24.2%	24.2%	Equity
Sonobi, Inc.	21.6%	21.6%	Equity
Syapse, Inc.	19.6%	19.4%	Equity
T-REX Group, Inc.	13.7%	15.7%	Other
Trice Medical, Inc.	16.6%	16.7%	Equity
WebLinc, Inc.	39.9%	38.5%	Equity
Zipnosis, Inc.	37.7%	37.7%	Equity

Three months ended June 30, 2020 versus the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Variance
	(In thousands)
General and administrative expense	$(2,028)	$(2,603)	$575
Other income (loss), net	(2,658)	3,118	(5,776)
Interest income	52	763	(711)
Interest expense	—	(5,682)	5,682
Equity income (loss), net	(5,277)	40,497	(45,774)
	$(9,911)	$36,093	$(46,004)

General and Administrative Expense. General and administrative expense decreased $0.6 million for the three months ended June 30, 2020 as compared to the prior year quarter primarily due to decreases in depreciation of $0.3 million, lower office rental costs of $0.1 million, lower professional fees of $0.1 million, certain 2019 retirement costs that did not recur of $0.1 million, and other various lower costs, which were partially offset by higher stock based compensation of $0.2 million. General and administrative expense includes stock based compensation of $0.4 million for the three months ended June 30, 2020 as compared to $0.3 million in the comparable prior year quarter.  The increase in stock based compensation is the result of a larger proportion of management's compensation, including a portion of existing accruals under existing management incentive plan, that will be paid in vested stock as well as Director compensation, which in 2020 is paid entirely in vested stock.

Other Income (loss), net. Other income (loss), net decreased $5.8 million for the three months ended June 30, 2020 compared to the prior year quarter.  Other income (loss), net for the three months ended June 30, 2019 included $3.0 million of income related to the decrease in the fair value of the Credit Facility repayment feature liability, which did not recur in 2020.  The Credit Facility was repaid in full during 2019 resulting in the elimination of the Credit Facility repayment feature liability.  During the three months ended June 30, 2020, the Company recorded impairments of $2.7 million related to the ownership interests of T-REX, b8ta and an other interest accounted for under the Other method.  The impairments were determined based on continued declines in the fair value of our ownership interests resulted from reduced expectations and extended exit timelines.

Interest Income. Interest income decreased $0.7 million for the three months ended June 30, 2020 compared to the prior year period primarily attributable to lower average notes receivable and lower average investment and cash equivalent balances at lower rates in 2020.

Interest Expense. Interest expense decreased $5.7 million for the three months ended June 30, 2020 compared to the prior year period due to the pay-off of borrowings under the Credit Facility in 2019.

Equity Income (loss), net. Equity income (loss), net decreased $45.8 million for the three months ended June 30, 2020 compared to the prior year period. The components of equity income (loss), net for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019	Variance
	(In thousands)
Gains on sales of ownership interests	$100	$50,441	$(50,341)
Unrealized dilution gains	690	1,290	(600)
Loss on impairments	(3,000)	(2,965)	(35)
Share of loss of our equity method companies, net	(3,067)	(8,269)	5,202
	$(5,277)	$40,497	$(45,774)

The gains on sales of ownership interests for the three months ended June 30, 2019 is comprised primarily of gains related to the sale of Transactis.  The gains on sales of ownership interests for the six months ended June 30, 2020 is comprised of the settlement of various escrow arrangements or other minor contingencies related to prior transactions.

The unrealized dilution gains for the three months ended June 30, 2020 were the result of meQuilibrium and Syapse, who each raised additional equity capital that diluted the Company's interest in those entities.  The unrealized dilution gains for the three months ended June 30, 2019 were the result of meQuilibrium, T-REX and Syapse, who also each raised additional equity capital that diluted the Company's interest in those entities.

During the three months ended June 30, 2020, the Company recorded an impairment of $3.0 million related to the ownership interest of Sonobi, Inc. accounted for under the equity method.  The impairment was primarily determined based on our reduced valuation expectations upon an exit.  The loss on impairment for the three months ended June 30, 2019 is due to NovaSom, Inc.'s August 2019 bankruptcy filing.

The change in our share of loss of our equity method companies for the three months ended June 30, 2020 compared to the prior year period was due to a decrease in the number of ownership interests accounted for under the equity method and a decrease in losses associated with the ownership interests, including the $1.8 million benefit that resulted from the recognition of revenue in the current period at one of our ownership interests upon the adoption of ASU 2014-09 which was considered deferred revenue at the beginning of their adoption period under the new standard.

Six months ended June 30, 2020 versus the Six months ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Variance
	(In thousands)
General and administrative expense	$(5,560)	$(5,660)	$100
Other income (loss), net	(6,225)	1,233	(7,458)
Interest income	157	1,636	(1,479)
Interest expense	—	(8,217)	8,217
Equity income (loss), net	(14,291)	68,764	(83,055)
	$(25,919)	$57,756	$(83,675)

General and Administrative Expense. General and administrative expense decreased $0.1 million for the six months ended June 30, 2020 compared to the prior year period primarily due to decreases in depreciation of $0.8 million, employee compensation of $0.3 million, lower stock-based compensation of $0.2 million, lower office rental costs of $0.2 million, lower professional fees of $0.2 million, certain 2019 retirement costs that did not recur of $0.1 million and other various costs, which were partially offset by a $1.7 million severance charge. General and administrative expense also includes stock based compensation of $0.5 million for the six months ended June 30, 2020 as compared to $0.7 million in the comparable prior year due to lower amounts attributable to performance based awards.  Stock based compensation expense for the six months ended June 30, 2020 includes the impact of a larger proportion of management's compensation, including a portion of existing accruals under the management incentive plan, that are will be paid in vested stock as well as Director compensation, which in 2020 is paid entirely in vested stock.

Other Income (loss), net. Other income (loss), net decreased $7.5 million for the six months ended June 30, 2020 compared to the prior year period.  During the six months ended June 30, 2020, the Company recorded impairments of $7.8 million related to the ownership interests of T-REX, b8ta and others accounted for under the Other method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  Partially offsetting these impairments, was a $1.5 million non-cash gain for the increase in the fair value our ownership interest in Flashtalking based upon an observable price change.  Other income (loss), net for the six months ended June 30, 2019 included $1.0 million of income related to the decrease in the fair value of the Credit Facility repayment feature liability.  The Credit Facility was repaid in full during 2019 resulting in the elimination of the Credit Facility repayment feature liability.

Interest Income. Interest income decreased $1.5 million for the six months ended June 30, 2020 compared to the prior year period primarily attributable to lower average notes receivable and lower average investment and cash equivalent balances at lower rates in 2020.

Interest Expense. Interest expense decreased $8.2 million for the six months ended June 30, 2020 compared to the prior year period due to the pay-off of borrowings under the Credit Facility in 2019.

Equity Income (loss), net. Equity income (loss), net decreased $83.1 million for the six months ended June 30, 2020 compared to the prior year period. The components of equity income (loss), net for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019	Variance
	(In thousands)
Gains on sales of ownership interests	$125	$85,573	$(85,448)
Unrealized dilution gains	690	1,760	(1,070)
Loss on impairments	(9,200)	(2,965)	(6,235)
Share of loss of our equity method companies, net	(5,906)	(15,604)	9,698
	$(14,291)	$68,764	$(83,055)

The gains on sales of ownership interests for the six months ended June 30, 2019 is comprised primarily of gains related to the sale of Propeller in the amount of $34.9 million and Transactis in the amount of $50.4 million.  The gains on sales of ownership interests for the six months ended June 30, 2020 is comprised of the settlement of various escrow arrangements or other minor contingencies related to prior transactions.

The unrealized dilution gains for the six months ended June 30, 2020 were the result of meQuilibrium and Syapse, who each raised additional equity capital that diluted the Company's interest in those entities. The unrealized dilution gains for the six months ended June 30, 2019 were the result of meQuilibrium, Syapse, Trice and  T-REX.

During the six months ended June 30, 2020, the Company recorded impairments of $9.2 million related to the ownership interests of Sonobi, WebLinc, Inc. and QuanticMind, Inc. accounted for under the equity method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact. The loss on impairment for the six months ended June 30, 2019 is due to NovaSom, Inc.'s August 2019 bankruptcy filing.

The change in our share of loss of our equity method companies for the three months ended June 30, 2020 compared to the prior year period was due to a decrease in the number of ownership interests accounted for under the equity method and a decrease in losses associated with the remaining ownership interests, including the $1.8 million benefit that resulted from the recognition of revenue in the current period at one of our ownership interests upon the adoption of ASU 2014-09 which was considered deferred revenue at the beginning of their adoption period under the new standard.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2020 and 2019. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the three and six months ended June 30, 2020 and 2019 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of June 30, 2020, we had $13.6 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2019 and the six months ended June 30, 2020, we did not repurchase any shares under this authorization.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be required to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at June 30, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Six Months Ended June 30,
	2020	2019	Variance
	(In thousands)
Net cash used in operating activities	$(5,775)	$(12,181)	$6,406
Net cash (used in) provided by investing activities	(5,624)	101,652	(107,276)
Net cash used in financing activities	(22)	(24,204)	24,182
	$(11,421)	$65,267	$(76,688)

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $6.4 million for the six months ended June 30, 2020 compared to the prior year period. The activity during the six months ended June 30, 2020 was primarily the result of various non-cash adjustments to net loss, including the $14.3 million of equity loss and $7.8 million of impairments to Other method ownership interests, which were partially offset by non-cash gains of $1.5 million for an observable price change.  The Company did not make any cash interest payments for the six months ended June 30, 2020 as compared to $6.6 million of cash interest payments for the six months ended June 30, 2019. The activity during the six months ended June 30, 2019 was primarily the result of various non-cash adjustments to net income, including $68.8 million of equity income, a $1.0 million gain from the increase in the fair value of the repayment feature derivative, depreciation, and the amortization of debt discount.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $107.3 million for the six months ended June 30, 2020 compared to the prior year period. The decrease primarily related to $98.7 million in proceeds from the sale of Propeller and Transactis in the previous year. In addition, the Company's investing outflows during the six months ended June 30, 2020 were $4.0 million less than the comparable prior year period.  The Company also did not have any marketable security activity during the six months ended June 30, 2020 as compared to $12.9 million of marketable securities sales during the six months ended June 30, 2019.

Net Cash Used In Financing Activities

There were no significant financing activities for the six months ended June 30, 2020.  The primary financing activity during the the six months ended June 30, 2019 was a principal payment of $24.0 million on its Credit Facility.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2020, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2020 (remainder)	2021 and 2022	2023 and 2024	After 2024
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$3.6	0.4	1.2	1.2	0.8
Total Contractual Cash Obligations (b)	$3.6	$0.4	$1.2	$1.2	$0.8

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $3.2 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $2.0 million at June 30, 2020 (not reflected in the table above).

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended June 30, 2020, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2020 - April 30, 2020	—	$—	—	$14,636,135
May 1, 2020 - May 31, 2020	—	$—	—	$14,636,135
June 1, 2020 - June 30, 2020	1,757	$6.54	—	$14,636,135
Total	1,757	$6.24	—

(a)

During the second quarter of 2020, the Company repurchased an aggregate of 2 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Exhibit Number	Description

31.1 †	Certification of Robert J. Rosenthal pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Robert J. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.6 *	Safeguard Amended and Restated Transaction Bonus Plan

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	August 11, 2020	/s/ Robert J. Rosenthal
Robert J. Rosenthal
Executive Chairman
Date:	August 11, 2020	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer