Form 10-K
period 2020-12-31
SAFEGUARD SCIENTIFICS INC
filed 2021-03-05
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 1-5620

 Safeguard Scientifics, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road Suite F-200 Radnor, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 293-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.10 par value)	SFE	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑
Non-accelerated filer ☑		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $136,021,431 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of February 26, 2021 was 20,944,305.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

December 31, 2020

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

In January 2018, Safeguard announced that we would not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to enable returning value to shareholders. In that context, we have, are and will consider initiatives including, among others: the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We initiated the return of value to shareholders in 2019 with a $1.00 per share special dividend. We anticipate additional actions could occur in the future, once significant dispositions occur, in the form of stock repurchases and/or special dividends based on available cash resources, prevailing market conditions and other factors.

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

We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 150 N. Radnor Chester Road, Suite F-200, Radnor, Pennsylvania 19087.

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

Given our strategy, the value of Safeguard is now dependent upon the value of our existing ownership interests and our ability to translate that value into cash as efficiently as possible and to return that capital to our shareholders in the form of stock repurchases and/or special dividends to shareholders.

Our Ownership Interests

An understanding of our ownership interests is important to understanding Safeguard. We categorize our ownership interests that we account for under the equity method and certain companies where we do not have significant influence but whose value is a substantial portion of our portfolio into stages based upon revenue generation. The Initial Revenue Stage is made up of businesses that have revenues of $1 million or less. The Expansion Stage is made up of companies that have revenue in the range of $1 million to $5 million. The Traction Stage is made up of companies that have revenue in the range of $5 million to $10 million. The High Traction Stage is made up of companies that have revenue in the range of $10 million to $15 million. Additionally, as some of our companies have grown we have added additional categories for our companies with revenues of $20 million to $50 million and greater than $50 million.  The Company reflects revenue categories based on a one quarter lag.

The ownership percentages indicated below are presented as of December 31, 2020 for certain companies in which we held ownership interests at February 26, 2021 and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

Initial Revenue Stage: Up to $1 million

There are no companies in which we have an ownership interest and account for under the equity method that are within this stage of growth. However, see section below regarding Other Ownership Interests.

Expansion Stage: $1 million to $5 million

Moxe Health Corporation	Expansion	(Safeguard Ownership: 27.6%)

Headquartered in Madison, Wisconsin, Moxe Health provides a clinical data clearinghouse that connects health systems with their network of health plans.  Moxe’s key products, Substrate and Convergence, allow for bi-directional data flow between payors and providers to complete various risk adjustment, quality, and prior authorization use cases. www.moxehealth.com

Traction Stage: $5 million to $10 million

Clutch Holdings, Inc.	Traction	(Safeguard Ownership: 42.3%)

Headquartered in Ambler, Pennsylvania, Clutch has revolutionized how marketing teams for premier brands develop and foster relationships with their customers. Clutch’s advanced marketing platform serves as a customer hub, delivering deep intelligence derived from real-time behaviors and transactions across in-store, online, mobile and social channels. www.clutch.com

meQuilibrium	Traction	(Safeguard Ownership: 32.0%)

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

Zipnosis, Inc.	Traction	(Safeguard Ownership: 37.2%)

Headquartered in Minneapolis, Minnesota, Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform. Through Zipnosis’ tech-enabled treatment and triage tools, clients can offer convenient access to care while improving clinician efficiency. Currently, patients may be treated for more than 90 conditions via such treatment and triage tools. www.zipnosis.com

Lumesis, Inc.	Traction	(Safeguard Ownership: 43.4%)

Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps more than 500 firms with more than 43,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com

High Traction Stage: $10 million to $15 million

InfoBionic, Inc.	High Traction	(Safeguard Ownership: 25.2%)

Headquartered in Waltham, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform delivers on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

Revenue of $20 million to $50 million

Aktana, Inc.	$20 million to $50 million	(Safeguard Ownership: 15.1%)

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

Prognos Health Inc.	$20 million to $50 million	(Safeguard Ownership: 28.5%)

Headquartered in New York, New York, Prognos is a healthcare platform company transforming the ability to access, manage and analyze healthcare data in partnership with Life Sciences brands, payers, and clinical diagnostics organizations. Prognos’ innovations enhance the value of laboratory results and clinical diagnostic data through advanced analytics and artificial intelligence techniques. www.prognos.ai

Syapse, Inc.	$20 million to $50 million	(Safeguard Ownership: 18.9%)

Headquartered in Palo Alto, California, Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. www.syapse.com

Greater than $50 million

Flashtalking, Inc.	Greater than $50 million	(Safeguard Ownership: 13.4%)

Headquartered in New York, New York, Flashtalking is a data-driven ad management and analytics technology company that uses data to personalize advertising in real-time, analyze its effectiveness and enable optimization that drives better engagement and ROI for sophisticated global brands. Spongecell, Inc. merged into Flashtalking in January 2018. www.flashtalking.com

MediaMath, Inc.	Greater than $50 million	(Safeguard Ownership: 13.3%)

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

Britepool: Provider of digital marketing and advertising services created to serve a free website, online newspapers and magazines. The company specializes in identity verification, advertising and privacy, digital marketing and data for its clients, enabling its clients to inherently collect and match identities with large quantities of personal information for targeted advertising. www.britepool.com

b8ta: Operator of a software-powered retail showroom designed to make physical retail accessible for all. The company's showrooms are software-driven brick-and-mortar stores that help consumers to buy hardware, internet of things and other technology products, enabling customers to discover, try and buy the latest tech products. The company is headquartered in San Francisco, California. www.b8ta.com

Hoopla Software, Inc.: Headquartered in San Jose, California, Hoopla provides cloud-based software that helps sales organizations inspire and motivate sales team performance. Hoopla's Sales Motivation Platform combines modern game mechanics, data analytics and broadcast-quality video in a cloud application that makes it easy for managers to motivate team performance and score more wins. www.hoopla.net

MedCrypt: Developer of a data security platform designed to protect medical devices. The company's platform enables functions such as authenticating users, encrypting data and cryptographically sign settings and patient prescriptions, as well as has the ability to monitor transactions between clinicians and devices for malicious behavior, enabling hospitals and health systems to prevent unauthorized access and misuse of their medical devices. www.medcrypt.co

T-REX Group, Inc.: Headquartered in New York, New York, T-REX is an enterprise solutions provider for the complex financing of esoteric asset backed securities (“ABS”) and energy project finance. T-REX’s SaaS platform supplants manually-generated financial models, driving transparency, standardization, collaboration, efficiency and access in energy project finance and asset backed securitization. www.trexgroup.com

WellTrackONE: Provider of wellness program services intended to offer a comprehensive baseline report for detailing modifiable risk factors, preventative goals and measurable data. The company's services include scheduling, screening and documentation that provide valuable data for outcomes and clinical measurements while at the same time help to generate significant revenue, enabling healthcare professionals to offer wellness visits to their patients and help them to get services for all their medical needs. www.welltrackone.co

Velano Vascular: Developer of a needle-free blood collection medical device intended to reduce the risk and inefficiencies of vascular access practices. The company's flagship products single-use, sterile device, temporarily attaches to a peripheral IV catheter to collect a fresh venous sample to combat the urgent challenge of vascular access, enabling hospitals to deliver painless and secure healthcare solutions for inpatients. www.velanovascular.com

We also have residual interests in a variety of private funds that are in the process of winding down and other companies.

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

AVAILABLE INFORMATION

Safeguard is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements and other information with, and furnish other reports to, the Securities and Exchange Commission (“SEC”). You can read and copy such documents at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 150 N. Radnor Chester Road, Suite F-200, Radnor, Pennsylvania 19087.

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

Our companies are at various stages in their lifecycles. The value of our interests in our companies at any point in time is highly dependent on the progress and success such companies have made at such time with respect to the development and marketing of their products and services and that value may fluctuate significantly. In order to effect our strategy of monetizing our interests in our companies, we may dispose of such interests at a time prior to the applicable company reaching its maximum value. Doing so will result in a return of value to shareholders that is less than that which may have been returned if we retained our interests in such company for a longer period of time

Our principal business strategy depends upon our ability to make good decisions regarding the deployment of capital into, and subsequent disposition of, our existing company interests and, ultimately, the performance of such companies, which is uncertain.

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

Our companies may grow rapidly, including through acquisitions of other businesses, and may be unable to manage their growth.

We expect some of our companies to grow rapidly, including through acquisitions of other businesses. Such growth often places considerable operational, managerial, integration and financial strain on a business. To successfully manage such growth, our companies must, among other things:

•	improve, upgrade and expand their business infrastructures;
•	successfully integrate and operate any newly acquired businesses;
•	scale up production operations;
•	develop appropriate financial reporting controls;
•	attract and retain qualified personnel; and
•	maintain appropriate levels of liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our current corporate headquarters and administrative offices in Radnor, Pennsylvania is approximately 100 square feet of office space in one building.  The initial lease term expires in November 2021.  The sublease for our previous corporate headquarters and administrative offices for approximately 4,000 square feet of office space in Radnor, Pennsylvania expired in November 2020 (from a company in which we have an equity interest).

 Additionally, we have additional administrative offices located in Radnor, Pennsylvania comprising approximately 15,600 square feet, that have been sublet to an unaffiliated party through April, 2026, the remainder of the lease term.

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

Item 4. Mine Safety Disclosures

Not applicable.

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Eric C. Salzman	53	Chief Executive Officer	2020
Mark A. Herndon	51	Senior Vice President and Chief Financial Officer	2018

Mr. Salzman joined Safeguard as Chief Restructuring Officer in April 2020.  Mr. Salzman began serving as the Chief Executive Officer in December 2020.  Mr. Salzman has a 25-year track record partnering with growth companies as an investor, board member and strategic advisor.  He has worked in M&A, restructuring, growth and special situations investing at a number of investment banks and private equity funds, including Credit Suisse and Lehman Brothers.  Mr. Salzman helped oversee the monetization of a $2 billion portfolio of illiquid assets in the Lehman Brothers Bankruptcy Estate and subsequently advised several investment funds on value-maximization strategies for their respective portfolios.  He currently serves as a director on a number of Safeguard portfolio companies as well as an independent director at publicly traded 8x8, Inc.  Mr. Salzman earned a B.A. Honors from the University of Michigan and an MBA from Harvard University

Mr. Herndon joined Safeguard as Senior Vice President and Chief Financial Officer in September 2018. Prior to joining Safeguard, Mr. Herndon served in a variety of client service and national office roles at PricewaterhouseCoopers from 1991 to 2018, including his position as Assurance Partner from 2006 until 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2020 and 2019 were as follows:

	High	Low
Fiscal year 2020:
First quarter	$11.11	$4.43
Second quarter	7.87	4.92
Third quarter	7.12	5.15
Fourth quarter	7.25	5.33
Fiscal year 2019:
First quarter	$11.66	$8.36
Second quarter	12.91	10.59
Third quarter	12.79	10.92
Fourth quarter	12.43	10.57

The high and low sale prices reported in the first quarter of 2021 through February 26, 2021 were $8.59 and $6.35 respectively, and the last sale price reported on February 26, 2021, was $7.65.  As of February 26, 2021, there were approximately 10,487 beneficial holders of our common stock.

Special Dividend

On November 7, 2019, the Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2020 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2020 - October 31, 2020	—	$—	—	$14,636,135
November 1, 2020 - November 30, 2020	—	$—	—	$14,636,135
December 1, 2020 - December 31, 2020	1,456	$6.74	—	$14,636,135
Total	1,456	$6.74	—

(a) During the fourth quarter of 2020, we repurchased an aggregate of approximately 1 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our holdings, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our ownership interests operate, our inability to control our ownership interests companies, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of the companies in which we have an ownership interest have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which they operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Equity Method. We account for companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our non-controlling general and/or limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity income (loss), net in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method companies on a one quarter lag. We include the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets.

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

Other Method. We account for our equity interests in companies which are not accounted for under the equity method or fair value method as equity securities without readily determinable fair values. We account for these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar securities of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations. We include the carrying value of these investments in Ownership interests and advances on the Consolidated Balance Sheets.

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

Total impairment charges related to our Ownership interests and advances were as follows:

	Year Ended December 31,
Accounting Method	2020	2019
	(In thousands)
Equity	$11,282	$2,965
Other	8,757	47
Total	$20,039	$3,012

Impairment charges related to equity method companies are included in Equity income (loss), net in the Consolidated Statements of Operations. Impairment charges related to other investments are included in Other income (loss), net in the Consolidated Statements of Operations.

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

The following is a listing of certain of our ownership interests as of December 31, 2020 and December 31, 2019.

	Safeguard Primary Ownership as of December 31,
Company Name	2020	2019	Accounting Method
Aktana, Inc.	15.1%	17.8%	Equity
Clutch Holdings, Inc.	42.3%	41.2%	Equity
Flashtalking	13.4%	10.1%	Other
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.4%	43.5%	Equity
MediaMath, Inc.	13.3%	13.3%	Other
meQuilibrium	32.0%	32.7%	Equity
Moxe Health Corporation	27.6%	29.9%	Equity
Prognos Health Inc.	28.5%	28.7%	Equity
QuanticMind, Inc. *	24.2%	24.2%	Equity
Syapse, Inc.	18.9%	20.0%	Equity
T-REX Group, Inc.	13.5%	13.7%	Other
Trice Medical, Inc.	16.6%	16.6%	Equity
WebLinc, Inc. *	39.9%	38.5%	Equity
Zipnosis, Inc	37.2%	37.7%	Equity

* These entities were sold subsequent to December 31, 2020.  See Note 16 - Subsequent Events, of the consolidated financial statements.

Year ended December 31, 2020 versus year ended December 31, 2019

	Year Ended December 31,
	2020	2019	Variance
	(In thousands)
General and administrative expense	$(9,466)	$(9,982)	$516
Other income (loss), net	(7,708)	12,255	(19,963)
Interest income	261	2,044	(1,783)
Interest expense	—	(14,023)	14,023
Equity income (loss), net	(20,702)	64,267	(84,969)
Net income (loss)	$(37,615)	$54,561	$(92,176)

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, office costs, travel-related costs, depreciation, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $0.5 million for the year ended December 31, 2020 compared to the prior year primarily due to decreases in depreciation of $0.8 million, employee compensation of $0.4 million, stock-based compensation of $0.3 million, lower office rental costs of $0.2 million, lower professional fees of $0.4 million, certain 2019 retirement costs that did not recur of $0.2 million and other various costs, which were partially offset by $1.8 million of higher severance charges and higher insurance costs of $0.3 million.  General and administrative expenses include amounts estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  As described in Note 12 in the accompany consolidated financial statements, the LTIP provides a cash bonus pool to employees based upon meeting certain thresholds of sales of the Company's ownership interests.  Expense recognized pursuant to the LTIP was $1.3 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively.  No amounts have been paid yet according to the terms of the LTIP, however $1.5 million is presented as a current liability at December 31, 2020.  General and administrative expense also includes stock based compensation expense of $965,000 for the year ended December 31, 2020 as compared to $1,237,000 for the year ended December 31, 2019.  Stock based compensation for the year ended December 31, 2020 includes the impact of a larger proportion of management's compensation, including a portion of previously existing accruals under the management incentive plan, that are to be settled in vested stock as well as Director compensation, which in 2020 was settled entirely in vested stock.

Other income (loss), net. Other income (loss), net decreased by $20.0 million for the year ended December 31, 2020, compared to the prior year.  During the year ended December 31, 2020, the Company recorded impairments of $8.8 million related to the ownership interests of T-REX, b8ta and others accounted for under the Other method. The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  The Company also recorded a $0.3 million reduction in the carrying value of an other equity security based on an observable price change. Partially offsetting these impairments, was a $1.5 million non-cash gain for the increase in the fair value our ownership interest in Flashtalking based upon an observable price change. Other income (loss), net for the year ended December 31, 2019 included $4.5 million of non-cash gains on the increase in the value of certain equity securities based upon observable price changes, $5.1 million of income related to the decrease in the fair value of the Credit Facility repayment feature liability and a $1.7 million gain resulting from the elimination of the remaining estimated liability established related to the retirement for a former Chairman and CEO of the Company. The Credit Facility was repaid in full during 2019 resulting in the elimination of the Credit Facility repayment feature liability.

Interest Income. Interest income decreased $1.8 million for the year ended December 31, 2020 compared to the prior year primarily attributable to lower average notes receivable, lower average investment and cash equivalent balances at lower rates in 2020.

Interest Expense. Interest expense decreased $14.0 million for the year ended December 31, 2020 compared to the prior year due to the pay-off of borrowings under the Credit Facility in 2019.

Equity Income (Loss), net. Equity income (loss), net fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in those companies and the net results of operations of those companies. We recognize our share of losses to the extent we have cost basis in the equity of the company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method companies on a one quarter lag basis.

Equity income (loss), net decreased $85.0 million for the year ended December 31, 2020 compared to the prior year. The components of equity income (loss), net for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	Variance
	(In thousands)
Gains on sales of ownership interests	$183	$90,139	$(89,956)
Unrealized dilution gains	4,246	3,206	1,040
Loss on impairments	(11,282)	(2,965)	(8,317)
Share of losses of our equity method companies, net	(13,849)	(26,113)	12,264
	$(20,702)	$64,267	$(84,969)

There were no material gains or losses on sales of ownership interests for the year ended December 31, 2020, however Sonobi was sold resulting in $6.6 million of cash proceeds.  The amounts reported as gains on sales of ownership interests for the year ended December 31, 2019 are comprised primarily of gains related to the sale of Propeller of $35.1 million and Transactis of $50.7 million, but also include the collection of escrow from various prior transactions, including $3.8 million related to Cask Data.

The unrealized dilution gains for the year ended December 31, 2020 were the result of Aktana, meQuilibrium, Moxe and Syapse, who each raised additional equity capital that diluted the Company's interest in those entities. The unrealized dilution gains for the year ended December 31, 2019 were related to meQuilibrium, Moxe, Syapse, Trice and T-REX.

During the year ended December 31, 2020 the Company recorded impairments of $11.3 million related to the ownership interests of WebLinc, Inc., QuanticMind, Inc. and Sonobi accounted for under the equity method. The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  The loss on impairments for the year ended December 31, 2019 is due to NovaSom, Inc.'s August 2019 bankruptcy filing.

The decrease in our share of losses of our equity method companies for the 2020 year compared to the prior year period was due to a decrease in the number of ownership interests accounted for under the equity method and a decrease in losses associated with the remaining ownership interests, including the $1.8 million benefit that resulted from the recognition of revenue in the current period at one of our ownership interests upon the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which was considered deferred revenue at the beginning of their adoption period under the new standard.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the years ended December 31, 2020 and 2019. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.

Liquidity And Capital Resources

As of December 31, 2020, the Company had $15.6 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2020 and 2019, we did not repurchase any shares under this authorization.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be required to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning deployments and dispositions which, if consummated, could impact our liquidity, perhaps significantly. The Company believes that its cash and cash equivalents at December 31, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2020	2019	Variance
	(In thousands)
Net cash used in operating activities	$(8,143)	$(19,970)	$11,827
Net cash (used in) provided by investing activities	(1,269)	126,303	(127,572)
Net cash used in financing activities	(40)	(89,483)	89,443
	$(9,452)	$16,850	$(26,302)

Net Cash Used In Operating Activities

Year ended December 31, 2020 versus year ended December 31, 2019. Net cash used in operating activities decreased by $11.8 million for the year ended December 31, 2020 compared to the prior year. The activity during the year ended December 31, 2020 was primarily the result of various non-cash adjustments to net loss, including the $20.0 million impairment losses and $9.4 million of equity loss, which were partially offset by non-cash gains, net, of $1.2 million for observable price changes.  The Company did not make any cash interest payments for the year ended December 31, 2020 as compared to $11.5 million of cash interest payments for the year ended December 31, 2019. The activity during the year ended December 31, 2019 was primarily the result of various non-cash adjustments to net income, including $67.2 million of equity income, $3.0 million of impairments, a $5.1 million loss from the increase in the fair value of the repayment feature derivative, a $4.5 million gain for an observable price change, depreciation, and amortization of debt discount of $3.5 million.

Net Cash (Used in) provided by Investing Activities

Year ended December 31, 2020 versus year ended December 31, 2019. Net cash (used in) provided by investing activities decreased by $127.6 million for the year ended December 31, 2020 compared to the prior year.  The decrease primarily related to the prior year's $104.3 million of proceeds from the sale of ownership interests, primarily Propeller and Transactis in the previous year, as compared to the $6.6 million of proceeds from the sale of Sonobi in the third quarter of 2020.  In addition, the Company's investing outflows resulting from acquisitions of ownership interests and advances to ownership interests during the year ended December 31, 2020 were $7.5 million less than the prior year. The Company also did not have any marketable security activity during the year ended December 31, 2020 as compared to $37.9 million of marketable securities sales exceeding purchases during the year ended December 31, 2019.

Net Cash Used In Financing Activities

Year ended December 31, 2020 versus year ended December 31, 2019. Net cash used in financing activities increased by $89.4 million for the year ended December 31, 2020 compared to the prior year. There were no significant financing activities for the year ended December 31, 2020. The primary financing activities in 2019 were the $20.7 million special dividend and the repayment of the Credit Facility for $68.6 million.

Contractual Cash Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2021	2022 and 2023	2024 and 2025	After 2025
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$3.2	$0.6	$1.2	$1.2	$0.2
Severance payments	0.2	0.2	—	—	—
Total Contractual Cash Obligations (b)	$3.4	$0.8	$1.2	$1.2	$0.2

(a)  In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026.  Payments pursuant to this lease are approximately $3.2 million through expiration, however, in March 2019 we entered into a sublease for this office space which is also expected to result in future aggregate sublease receipts of $3.0 million through April 2026.

(b)  The  maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $2.3 million at December 31, 2020, which includes $0.5 million of annual bonus amounts that will be settled in 2021 in the normal course of business.  We are involved from time to time in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operation.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Ownership interests and advances

As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company’s ownership interests and advances balance as of December 31, 2020 was $50.4 million, of which $30.4 million is in equity method companies and $20.0 million is in other method companies and funds.  Impairment losses recognized in equity income (loss), net, and other income (loss), net, were $11.3 million and $8.8 million, respectively, for the year ended December 31, 2020. On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its ownership interests and advances for impairment based on achievement of business plan objectives and milestones, the estimated fair value of each company relative to its carrying value, the financial condition and prospects of the company, and other relevant factors. The business plan objectives and milestones the company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Based on the above, management then determines whether there has been an other than temporary decline in the value of its ownership interest in the company. If it is determined that there has been an other than temporary decline in the value of its ownership interests in the company, impairment is measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The measurement of fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies, and the valuation of acquisitions of similar companies.

We identified the evaluation of impairment of ownership interests and advances as a critical audit matter. Specifically, the assessment encompassed the evaluation of management’s determination of the recognition of an other than temporary decline in value of its ownership interest in a company. The assessment also included the evaluation of the measurement of impairment. Both evaluations involved significant auditor judgment and subjectivity in assessing the results of the impairment analysis because the estimated fair value of certain ownership interests and advances approximate their carrying values, indicating a higher risk of impairment due to measurement uncertainty. The impairment analysis also involved evaluating the valuation methods used to estimate the fair value, which included significant assumptions based on future events that are not under the control of management. Those significant assumptions included projected revenues, likelihood of transaction scenarios, the selection of peer companies and their corresponding trading multiples and the weightings of different outcomes in developing the estimated fair value of the ownership interests. Changes to those assumptions could have a significant effect on the fair value.  In addition, the evaluation of impairment required the involvement of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained from these procedures.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s impairment assessment. This included controls over the recognition of other than temporary declines in value and the impairment analysis, including financial condition, prospects and other factors present at the company as well as the identification and determination of the significant assumptions used in estimating the fair values. We evaluated the valuation methods and tested the significant assumptions used by management including projected revenue, likelihood of transaction scenarios, the selection of peer companies and their corresponding trading multiples, and the weightings of different outcomes in developing the estimated fair value. Evaluating management’s significant assumptions related to the projected revenue involved considering the equity investees’ historical revenues and prospects.  In evaluating the likelihood of transaction scenarios, we considered recent financing activities and proposed transactions. Professionals with specialized skills and knowledge were used to assist in evaluating the methods and assessing the peer companies and their corresponding trading multiples assumptions by considering public companies with similar business models that operate in similar industries and by independently obtaining market data for the corresponding peer companies and comparing key characteristics such as size and growth prospects.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.

Philadelphia, Pennsylvania
March 5, 2021

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$15,601	$25,028
Restricted cash	—	25
Prepaid expenses and other current assets	462	1,297
Total current assets	16,063	26,350
Property and equipment, net	1,790	2,101
Ownership interests and advances	50,398	77,129
Other assets	784	1,997
Total Assets	$69,035	$107,577
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$56	$39
Accrued compensation and benefits	2,677	1,364
Accrued expenses and other current liabilities	410	627
Lease liability - current	327	399
Total current liabilities	3,470	2,429
Other long-term liabilities	637	1,027
Lease liability - non-current	2,053	2,380
Total Liabilities	6,160	5,836
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2020 and 2019, respectively	2,157	2,157
Additional paid-in capital	807,582	810,856
Treasury stock, at cost; 688 and 930 shares at December 31, 2020 and 2019, respectively	(10,200)	(14,024)
Accumulated deficit	(736,639)	(697,223)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	62,875	101,741
Total Liabilities and Equity	$69,035	$107,577

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
General and administrative expense	$9,466	$9,982
Operating loss	(9,466)	(9,982)
Other income (loss), net	(7,708)	12,255
Interest income	261	2,044
Interest expense	—	(14,023)
Equity income (loss), net	(20,702)	64,267
Net income (loss) before income taxes	(37,615)	54,561
Income tax benefit (expense)	—	—
Net income (loss)	$(37,615)	$54,561
Net income (loss) per share:
Basic	$(1.81)	$2.64
Diluted	$(1.81)	$2.64
Weighted average shares used in computing net income (loss) per share:
Basic	20,751	20,636
Diluted	20,751	20,636

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019
Net income (loss)	$(37,615)	$54,561
Other comprehensive (loss) income:
Share of other comprehensive (loss) of equity method investments	—	(31)
Reclassification adjustment for sale of equity method investments	—	6
Total comprehensive income (loss)	$(37,615)	$54,536

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

		Accumulated	Accumulated Other Comprehensive	Common Stock		Additional Paid-In	Treasury Stock
	Total	Deficit	Loss	Shares	Amount	Capital	Shares	Amount
Balance — December 31, 2018	$66,979	$(731,105)	$—	21,573	$2,157	$810,928	914	$(15,001)
Net income	54,561	54,561	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(236)	—	—	—	—	(1,213)	16	977
Stock-based compensation	1,141	—	—	—	—	1,141	—	—
Other comprehensive loss	(25)	—	(25)	—	—	—	—	—
Dividends paid	(20,679)	(20,679)	—	—	—	—	—	—
Balance — December 31, 2019	$101,741	$(697,223)	$(25)	21,573	$2,157	$810,856	930	$(14,024)
Net loss	(37,615)	(37,615)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(40)	—	—	—	—	(3,864)	(242)	3,824
Stock-based compensation	590	—	—	—	—	590	—	—
Change in accounting at ownership interests	(1,801)	(1,801)	—	—	—	—	—	—
Balance — December 31, 2020	$62,875	$(736,639)	$(25)	21,573	$2,157	$807,582	688	$(10,200)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(37,615)	$54,561
Adjustments to reconcile to net cash used in operating activities:
Depreciation	—	808
Amortization of debt discount	—	3,454
Amortization of right of use asset	311	260
Equity (income) loss, net	9,420	(67,232)
Impairments of ownership interests and advances	20,039	3,012
Income from change in fair value of derivative	—	(5,060)
Gain from observable price changes	(1,224)	(4,526)
Other, net	175	(2,315)
Stock-based compensation, including liability classified awards	965	1,237
Changes in assets and liabilities:
Prepaid expenses and other current assets	(137)	(823)
Accounts payable, accrued expenses, and other current liabilities	(77)	(3,346)
Net cash used in operating activities	(8,143)	(19,970)
Cash Flows from Investing Activities:
Acquisitions of ownership interests	(7,534)	(11,640)
Proceeds from sales and distributions from ownership interests	7,903	104,302
Advances and loans to ownership interests	(1,638)	(5,055)
Repayment of advances and loans from ownership interests	—	750
Purchase of marketable securities	—	(57,243)
Proceeds, from sales and maturities in marketable securities	—	95,189
Net cash (used in) provided by investing activities	(1,269)	126,303
Cash Flows from Financing Activities:
Payment of dividend	—	(20,679)
Repayments on credit facility	—	(68,568)
Tax withholdings related to equity-based awards	(40)	(236)
Net cash used in financing activities	(40)	(89,483)
Net change in cash, cash equivalents and restricted cash	(9,452)	16,850
Cash, cash equivalents and restricted cash equivalents at beginning of period	25,053	8,203
Cash, cash equivalents and restricted cash at end of period	$15,601	$25,053

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Liquidity And Capital Resources

As of December 31, 2020, Safeguard ("the Company") had $15.6 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents at December 31, 2020 will be sufficient to fund operations past one year from the issuance of these consolidated financial statements.

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

Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on an evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss), net in the Consolidated Statements of Operations. The Company includes the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests and advances, the recoverability of deferred tax assets, stock-based compensation and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

Certain amounts recorded to reflect the Company’s share of income or losses for companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests and advances could change in the near term and that the effect of such changes on the consolidated financial statements could be material. At December 31, 2020, the Company believes the carrying value of the Company’s ownership interests and advances is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.

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

Restricted Cash

Restricted cash equivalents represents cash required to be set aside by a contractual agreement as a shareholder representative. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets:

	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$15,601	$25,028
Restricted cash	—	25
Total cash, cash equivalents and restricted cash	$15,601	$25,053

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease liability

The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's prior corporate headquarters operating office lease. The discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate, approximately 12%, at the transition to the guidance of ASU No. 2016-02, Leases. Subsequent values of the lease liability reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses and operating cash outflows of $0.5 million for each of the years ended December 31, 2020 and 2019, respectively, and $0.6 million for each of the years ended December 31, 2020 and 2019.

In March 2019, the Company entered into a sublease of its prior corporate headquarters office space. The term of the sublease is through April 2026, the same as the Company's underlying lease. Fixed sublease payments to the Company are escalating over the term of the sublease and are reported as a component of general and administrative expenses.

In April 2019, the Company entered into a sublease for replacement office space with a related party, an equity method ownership interest, beginning in June 2019. The 18 month term of this sublease expired in 2020. The aggregate payments under this sublease were not material.

A summary of the Company's operating lease cash flows at December 31, 2020 follows:

	Operating lease payments	Expected sublease receipts
	(In thousands)
2021	$595	$525
2022	601	540
2023	607	556
2024	613	573
2025	619	590
2026	208	199
Thereafter	—	—
Total future minimum lease payments	3,243	2,983
Less imputed interest	(863)
Total operating lease liabilities	$2,380

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

Impairment charges related to equity method companies are included in Equity income (loss), net in the Consolidated Statements of Operations. Impairment charges related to non-equity method companies and funds are included in Other income (loss), net in the Consolidated Statements of Operations.

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

As the new standard superseded most existing revenue guidance, it impacted revenue and cost recognition for companies in which we hold an ownership interest. Any change in revenue or cost recognition for companies in which we hold an ownership interest could affect the Company's recognition of its share of the results of its equity method companies. On July 20, 2017, the SEC staff observer at the FASB’s Emerging Issues Task Force ("EITF") meeting announced that the SEC staff will not object if a private company equity method investee meeting the definition of a public business entity that otherwise would not meet the definition of a public business entity except for the inclusion of its financial statements or financial information in another entity’s filings with the SEC, uses private company adoption dates for the new revenue standard.  As a result, the Company's private, calendar year companies adopted the new revenue standard for the year ending December 31, 2019, including a cumulative effect where applicable as of the first day of the 2019 reporting period.

For our ownership interests that have adopted ASU 2014-09, the impact of adoption of the new revenue standard is reflected in the Company’s financial results for the interim and annual reporting periods beginning in 2020 on a one quarter-lag basis.  The impact upon adoption resulted in an increase in accumulated deficit and a decrease in ownership interests of $1.8 million, net, due to the deferral of revenue and certain costs at our underlying ownership interests.  Our results of operations for the year ended December 31, 2020 reflect a benefit of $1.8 million due primarily to the recognition of revenue in 2019 that was previously deferred as a result of the adoption of ASU 2014-09.  Accordingly, the cumulative impact of the adoption of ASU 2014-09 was not significant.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	December 31, 2020	December 31, 2019
	(In thousands)
Equity Method:
Companies	$27,550	$34,271
Private equity funds	271	271
	27,821	34,542
Other Method:
Companies	19,683	27,031
Private equity funds	268	453
	19,951	27,484
Advances to companies (equity method)	2,626	15,103
	$50,398	$77,129

In September 2020, Sonobi, Inc. was acquired by another entity for cash. The Company received $6.6 million in cash proceeds in connection with this transaction, excluding holdbacks and escrows. The Company recognized an insignificant gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.

During the year ended December 31, 2020, the Company recorded impairments of $11.3 million related to the ownership interests of WebLinc, Inc., QuanticMind, Inc. and Sonobi, Inc. accounted for under the equity method, which are reflected in Equity income (loss), net in the Consolidated Statement of Operations.  During the year ended December 31, 2020, the Company also recorded impairments of $8.8 million related to the ownership interests of T-REX Group, Inc., b8ta and others accounted for under the Other method, which are reflected in Other income (loss), net in the Consolidated Statement of Operations. The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact. The measurement of fair value for these impairments was estimated based on evaluating several valuation inputs available for each of the applicable ownership interests, primarily including the value at which independent third parties have invested, the valuation of comparable public companies, the valuation of acquisitions of similar companies and the present value of our expected outcomes. Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues for the measured ownership interest, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation input available. Due to the unobservable nature of some of these inputs, we have determined these fair value estimates to be non-recurring Level 3 fair value measurements.

During the year ended December 31, 2020, the Company recorded a $1.5 million non-cash gain based upon an observable price change related to our ownership interest in Flashtalking Inc. accounted for under the Other method, which is reflected in Other income (loss), net in the Consolidated Statement of Operations. During the year ended December 31, 2020, the Company also recorded a $0.3 million non-cash Other loss based on an observable price change for another ownership interest accounted for under the Other method.

During 2019, the Company recognized an impairment of $3.0 million related to NovaSom, which is reflected in Equity income (loss), net in the Consolidated Statements of Operations. The impairment was the result of NovaSom Inc.'s August 2019 bankruptcy filing.

In January 2019, Propeller was acquired by another entity for cash. The Company received $41.5 million in cash proceeds in connection with the transaction, and $0.7 million in 2020 for amounts held in escrow. The Company recognized a gain of $35.1 million, which is included in Equity income (loss), net in the Consolidated Statements of Operations.

In January 2019, Brickwork merged into another privately-held company. The Company received a preferred equity interest in the acquiror and accounts for this interest as an equity interest without a readily determinable fair value. The Company did not recognize a gain or loss in 2019 as a result of this transaction.

In May 2019, Transactis was acquired by another entity for cash. To date, the Company received $57.5 million in cash proceeds in connection with the transaction, excluding certain amounts that continue to be held in escrow that may be released on various dates on or before May 2020. The Company has recognized gains of $50.7 million, which are included in Equity income (loss), net in the Consolidated Statements of Operations.

During 2019, the Company ceased accounting for T-REX Group, Inc. and Hoopla Software, Inc. under the equity method as a result of losing our ability to exercise significant influence.

During 2019, the Company recorded $4.5 million of non-cash gains in Other income (loss), net related to the increase in the value of certain equity securities based upon observable price changes.

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

	As of December 31,
	2020	2019
	(In thousands)
Balance Sheets:
Current assets	$104,024	$91,968
Non-current assets	26,352	26,231
Total assets	$130,376	$118,199
Current liabilities	$72,972	$80,783
Non-current liabilities	105,506	87,081
Shareholders’ deficit	(48,102)	(49,665)
Total liabilities and shareholders’ deficit	$130,376	$118,199

Number of equity method ownership interests	12	13

	Year Ended December 31,
	2020	2019
	(In thousands)
Results of Operations:
Revenue	$153,875	$145,632
Gross profit	$92,039	$78,465
Net loss	$(82,216)	$(127,007)

As of December 31, 2020, the Company’s carrying value in equity method companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $17.9 million. Of this excess, $15.0 million was allocated to goodwill and $2.9 million was allocated to intangible assets.

3. Acquisitions of Ownership Interests

2020 Transactions

The Company deployed an additional $2.5 million to Aktana, Inc. during the three month period ended September 30, 2020. The Company had previously deployed an aggregate of $11.7 million. Aktana leverages big data and machine learning to enable pharmaceutical brands to dynamically optimize their strategy and enhance sales execution.

       The Company deployed an additional $4.4 million to Syapse, Inc. during the six month period ended June 30, 2020, including the $0.6 million of convertible loans deployed in the first quarter of 2020 which was converted to equity in the second quarter. The Company had previously deployed $20.6 million. Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company deployed an additional $1.0 million to meQuilibrium during the three month period ended March 31, 2020. The Company had previously deployed an aggregate of $13.0 million. meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company funded an additional $0.7 million of convertible loans to Trice Medical, Inc. during the six month period ended June 30, 2020. The Company had previously deployed an aggregate of $10.2 million. Trice is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

The Company deployed an aggregate of $0.2 million to Clutch Holdings during the three month period ended June 30, 2020. The Company had previously deployed an aggregate of $16.7 million. Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base.

The Company funded an additional $0.2 million of convertible loans to QuanticMind during the three month period ended March 31, 2020. The Company had previously deployed an aggregate of $13.5 million. QuanticMind delivers an intelligent, scalable and fast platform for maximizing digital marketing performance, including paid search and social, for enterprises.  See Note 2 for impairment recorded in 2020 and Note 16 for the sale of this ownership interest in 2021.

The Company funded an aggregate of $0.1 million of convertible loans to WebLinc, Inc. during the three month period ended March 31, 2020.  The Company had previously deployed an aggregate of $16.1 million.  WebLinc is an e-commerce platform for online retailers.  See Note 2 for impairment recorded in 2020 and Note 16 for the sale of this ownership interest in 2021.

2019 Transactions

The Company deployed an additional $5.0 million to Syapse, Inc.

The Company deployed an additional $2.0 million to Moxe Health Corporation, including $0.3 million that was funded initially as a convertible loan. The Company had previously deployed $5.5 million in Moxe Health.

The Company deployed an additional $1.5 million to Aktana, Inc.

The Company deployed an additional $1.5 million to meQuilibrium.

The Company deployed an additional $1.5 million to Zipnosis, Inc. The Company had previously deployed $8.5 million in Zipnosis. Zipnosis provides health systems with a white-labeled, fully integrated virtual care platform.

The Company deployed an aggregate of $0.4 million to Clutch Holdings.

The Company funded an additional $2.0 million of convertible loans to Sonobi, Inc. The Company had previously deployed $11.4 million in Sonobi. Sonobi is an advertising technology developer that was acquired during 2020.  See Note 2 for impairment and sale recorded in 2020.

The Company funded an aggregate of $1.1 million of convertible loans to WebLinc, Inc. See Note 2 for impairment recorded in 2020 and Note 16 for the sale of this ownership interest in 2021.

The Company funded an aggregate of $1.0 million of convertible loans to NovaSom, Inc. The Company had previously deployed an aggregate of $26.4 million in NovaSom. See Note 2 for impairment recorded during the second quarter of 2019.

The Company funded an additional $0.6 million of convertible loans to QuanticMind.  See Note 2 for impairment recorded in 2020 and Note 16 for the sale of this ownership interest in 2021.

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

Cash equivalents approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

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

The Company was subject to certain debt covenants under the Credit Facility including maintaining a specified level of liquidity threshold, maintaining an appraised value of ownership interests, limiting deployments to our remaining ownership interests, limiting certain expenses, and restricting any repurchases of outstanding common stock or issuing dividends until such time as the Credit Facility was repaid in full. The Company was in compliance with all applicable covenants.

The Credit Facility required prepayments of outstanding principal and interest amounts when the Company’s qualified cash at any quarter end date exceeded $50.0 million. This provision in the Credit Facility was an embedded derivative that was accounted for separately from the Credit Facility. A liability of $0.5 million was recorded on the 2018 amendment date for the fair value of potential future prepayments based upon management's probability weighted cash forecast. This amount was also included in debt issuance costs and had been amortized over the remaining term of the Credit Facility. The liability was adjusted to fair value at each balance sheet date based upon management's updated probability weighted cash forecast. During 2019, the Company recorded a decrease in the liability of $5.1 million, which is included in Other income (loss), net on the Consolidated Statements of Operations.

The Company recorded interest expense under the Credit Facility of $14.0 million for the year ended December 31, 2019. The effective interest rate on the Credit Facility was 15.1%. The Company made interest payments under the Credit Facility of $11.5 million for the year ended December 31, 2019.

6. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2020 and 2019, the Company did not repurchase any shares under the existing authorization.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2018, the Company's Board of Directors adopted a tax benefits preservation plan (the "Plan") designed to protect and preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs") which was ratified by shareholders at its 2018 Annual Meeting of Shareholders. The purpose of the Plan was to preserve the Company's ability to use its NOLs, which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if the Company's shareholders who are treated as owning five percent or more of the outstanding shares of Safeguard for purposes of Section 382 ("five-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each five-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three-year period preceding the measurement date. To protect the Company's NOLs from being limited or permanently lost under Section 382, the Plan was intended to deter any person or group from acquiring beneficial ownership of 4.99% or more of the Company's outstanding common stock without the approval of the Board, reducing the likelihood of an unintended ownership change. Under the Plan, the Company would issue one preferred stock purchase right (the "Rights") for each share of Safeguard's common stock held by shareholders of record on March 2, 2018. The issuance of the Rights would not be taxable to Safeguard or its shareholders and would not affect Safeguard's reported earnings per share. The Rights would have traded with Safeguard's common shares and would have expired no later than February 19, 2021. Accordingly, the Plan has now expired.

On November 7, 2019, the Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019, resulting in total dividends paid of $20.7 million.

7. Stock-Based Compensation

Equity Compensation Plans

The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2020 and 2019, the Company issued no stock-based awards outside of existing plans. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2020, the Company had reserved 2.8 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan and other previously expired equity compensation plans.

Classification of Stock-Based Compensation Expense

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
General and administrative expense	$965	$1,237
	$965	$1,237

At December 31, 2020, the Company had outstanding options that vest based on two different types of vesting schedules:

1) performance-based; and

2) service-based.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated.  The Company did not issue any performance-based units during the years ended December 31, 2020 and 2019.  During the years ended December 31, 2020 and 2019, there were no performance-based options that vested.  During the years ended December 31, 2020 and 2019, respectively, 72 thousand and 174 thousand performance-based options were canceled or forfeited. The Company recorded a reduction of compensation expense related to performance-based options of $0.0 million and $0.1 million for the years ended December 31, 2020 and 2019 respectively. The maximum number of unvested options at December 31, 2020 attainable under these grants was 21 thousand shares.

Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2020 and 2019, respectively, the Company issued no service-based options to employees and recorded $0.0 million compensation expense from the vesting of previously issued awards. During the years ended December 31, 2020 and 2019, respectively, 62 thousand and 57 thousand service-based options were canceled or forfeited.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no options granted during 2020 and 2019.

Stock-based compensation expense of $1.0 million was recognized during the year ended December 31, 2020 related to Board fees and management bonuses earned in 2020 that were subsequently settled in stock.  The Company had liabilities of $0.5 million and $0.1 million as of December 31, 2020 and 2019, respectively, that were settled through the issuance of common stock in the subsequent period. Compensation expense of $0.1 million was also recognized during the year ended December 31, 2019 related to the dividend payments made to holders of unvested restricted stock awards pursuant to the terms of those instruments.

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2019	410	14.66
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(231)	14.19
Outstanding at December 31, 2019	179	15.27
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(134)	14.36
Outstanding at December 31, 2020	45	14.20	2.29	$—
Options exercisable at December 31, 2020	22	14.48	3.08	—
Shares available for future grant	2,515

At December 31, 2020, total unrecognized compensation cost related to non-vested service-based options was immaterial. At December 31, 2020, total unrecognized compensation cost related to non-vested performance-based options was immaterial.

Performance-based stock units vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified companies, as described above related to performance-based awards. During 2020, the Company also initiated a 2021 CEO bonus award that will be settled in the vesting of performance-based units based on criteria determined by the Board of Directors.  Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis at target or up to 120% for certain specified thresholds.  The maximum fair value associated with this award is $0.7 million, none of which has been recognized during the year ended December 31, 2020.  During the years ended December 31, 2020 and 2019, respectively, 100 thousand and 0 performance-based stock units were issued. No performance-based stock units vested during the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, respectively, 129 thousand and 339 thousand performance-based stock units were canceled or forfeited. Under the terms of the 2016 and 2015 performance-based awards, once performance-based stock units are fully vested, participants are entitled to receive cash payments based on their initial performance grant values as target capital returns described above are exceeded. At December 31, 2020, the liability associated with such potential cash payments was $0.0 million.

During the years ended December 31, 2020 and 2019, respectively, the Company issued 193 thousand and 31 thousand restricted shares to employees and directors. Restricted shares generally vest over a period of approximately two to four years, or are vested at issuance for directors 65 or older. During the years ended December 31, 2020 and 2019, respectively, 10 thousand and 75 thousand restricted shares were canceled or forfeited.

During the years ended December 31, 2020 and 2019, respectively, the Company issued 20 thousand to an employee, and 0 deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of service, death or permanent disability.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $0.5 million and $1.2 million, for the years ended December 31, 2020 and 2019, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2020 was $0.5 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2020 and 2019 was $1.1 million and $1.2 million, respectively.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at January 1, 2019	777	$14.08
Granted	31	12.12
Vested	(107)	11.79
Forfeited	(414)	14.28
Unvested at December 31, 2019	287	14.44
Granted	313	5.89
Vested	(174)	7.77
Forfeited	(139)	15.24
Unvested at December 31, 2020	287	8.78

8. Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan for eligible employees. The Plan’s matching formula is 100% of the first 5% of participants’ qualified compensation. Compensation expense related to our matching contributions to the Plan for the years ended December 31, 2020 and 2019, were $0.2 million and $0.2 million, respectively.

9. Income Taxes

The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2020 and 2019.

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2020 and 2019 to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2020	2019
Statutory tax (benefit) expense	21.0%	21.0%
Increase (decrease) in taxes resulting from:
Nondeductible expenses	(4.1)	0.4
Valuation allowance	(16.9)	(21.4)
	0.0%	0.0%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax asset:
Carrying values of ownership interests and other holdings	$38,361	$32,760
Tax loss and credit carryforwards	76,023	70,914
Disallowed interest carryforwards	7,292	7,292
Accrued expenses	497	213
Stock-based compensation	302	432
Other	482	604
	122,957	112,215
Valuation allowance	(122,957)	(112,215)
Net deferred tax asset	$—	$—

As of December 31, 2020, the Company and its subsidiaries had federal net operating and capital loss carryforwards for tax purposes of approximately $362 million, of which approximately $37 million have an indefinite life. These carryforwards expire as follows:

Total
(In thousands)
2021	$3,728
2022	48,848
2023	52,512
2024	50,140
2025 and thereafter	170,189
$325,417

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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2020 and 2019.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2020 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Net Income (Loss) Per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2020	2019
	(In thousands, except per share data)
Basic:
Net income (loss)	$(37,615)	$54,561
Weighted average common shares outstanding	20,751	20,636
Net income (loss) per share	$(1.81)	$2.64
Diluted:
Net income (loss)	$(37,615)	$54,561
Weighted average common shares outstanding	20,751	20,636
Net income (loss) per share	$(1.81)	$2.64

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

Diluted income (loss) per share for the years ended December 31, 2020 and 2019 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At December 31, 2020 and 2019, options to purchase 45 thousand and 179 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 per share, and $10.37 to $18.45 per share per share, respectively, were excluded from the calculation.

•

At December 31, 2020 and 2019, unvested restricted stock, performance-based stock units and DSUs convertible into 0.3 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

•	For the year ended December 31, 2019, 0.8 million shares of common stock, respectively, representing the effect of assumed conversion of the 2019 Debentures were excluded from the calculations.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had outstanding guarantees of $3.8 million at December 31, 2020 which related to one of the Company's private equity holdings.

In October 2001, the Company entered into an agreement with a former Chairman and Chief Executive Officer of the Company, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The former executive passed away in 2019. Accordingly, the Company recorded a $1.7 million gain in Other income (loss), net which also eliminated the remaining projected benefits related to this agreement that were previously included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under severance agreements for remaining employees is approximately $2.3 million at December 31, 2020.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which include certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company has accrued approximately $1.8 million under the LTIP as of   December 31, 2020, which $1.5 million is estimated as current accrued compensation.

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

13. Supplemental Cash Flow Information

During the years ended December 31, 2020 and 2019, the Company converted $6.8 million and $2.3 million, respectively, of advances into ownership interests. Cash paid for interest for the years ended December 31, 2020 and 2019 was $0.0 million and $11.5 million, respectively. Cash paid for taxes in each of the years ended December 31, 2020 and 2019 was $0.0 million.

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

As of December 31, 2020, the Company held ownership interests accounted for using the equity method in 12 non-consolidated companies. During 2019 we ceased using the equity method of accounting for Hoopla Software, Inc. and T-REX Group, Inc. as a result of other new investors diluting our interest. We have retained our ownership interests in those companies under the Other accounting method.

Certain of the Company’s ownership interests as of December 31, 2020 and 2019 included the following:

	Safeguard Primary Ownership as of December 31,
Company Name	2020	2019	Accounting Method
Aktana, Inc.	15.1%	17.8%	Equity
Clutch Holdings, Inc.	42.3%	41.2%	Equity
Flashtalking, Inc.	13.4%	10.1%	Other
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.4%	43.5%	Equity
MediaMath, Inc.	13.3%	13.3%	Other
meQuilibrium	32.0%	32.7%	Equity
Moxe Health Corporation	27.6%	29.9%	Equity
Prognos Health Inc.	28.5%	28.7%	Equity
QuanticMind, Inc. *	24.2%	24.2%	Equity
Syapse, Inc.	18.9%	20.0%	Equity
T-REX Group, Inc.	13.5%	13.7%	Other
Trice Medical, Inc.	16.6%	16.6%	Equity
WebLinc, Inc. *	39.9%	38.5%	Equity
Zipnosis, Inc	37.2%	37.7%	Equity

* These entities were sold subsequent to December 31, 2020.  See Note 16 - Subsequent Events, of the consolidated financials statements.

As of December 31, 2020 and 2019, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30 (b)	December 31 (b)
	(In thousands, except per share data)
2020:
General and administrative expense	$3,532	$2,028	$2,275	$1,631
Operating loss	(3,532)	(2,028)	(2,275)	(1,631)
Other income (loss), net	(3,567)	(2,658)	(820)	(663)
Interest income	105	52	52	52
Equity income (loss), net	(9,014)	(5,277)	(1,300)	(5,111)
Net loss before income taxes	(16,008)	(9,911)	(4,343)	(7,353)
Income tax benefit (expense)	—	—	—	—
Net loss	$(16,008)	$(9,911)	$(4,343)	$(7,353)
Net loss per share (a)
Basic	$(0.77)	$(0.48)	$(0.21)	$(0.35)
Diluted	$(0.77)	$(0.48)	$(0.21)	$(0.35)
2019:
General and administrative expense	$3,057	$2,603	$2,262	$2,060
Operating loss	(3,057)	(2,603)	(2,262)	(2,060)
Other income (loss), net	(1,885)	3,118	8,777	2,245
Interest income	873	763	234	174
Interest expense	(2,535)	(5,682)	(5,806)	—
Equity income (loss), net	28,267	40,497	(3,440)	(1,057)
Net income (loss) before income taxes	21,663	36,093	(2,497)	(698)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$21,663	$36,093	$(2,497)	$(698)
Net income (loss) per share (a)
Basic	$1.05	$1.75	$(0.12)	$(0.03)
Diluted	$1.05	$1.75	$(0.12)	$(0.03)

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

16. Subsequent Events

In January 2021, WebLinc, Inc. was acquired by another entity.  To date, the Company received $3.2 million in cash proceeds and may receive additional amounts over the next 24 months based on certain transitional performance activities, which could be partially offset by indemnifiable claims.  During February 2021, QuanticMind, Inc. was acquired by another entity, however there were no resultant proceeds.

During February 2021, Syapse raised $68 million of preferred capital which reduced our ownership interest to approximately 11%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 are functioning effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
1.a	Description
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Amended and Restated Safeguard Scientifics, Inc. Transaction bonus plan	Form 10-Q 8/12/20	10.6
10.7	Compensation Summary — Non-employee Directors	Form 10-K 3/5/21	10.7
10.9.1*	General Release and Agreement between Safeguard Scientifics, Inc. and Brian J. Sisko dated April 20, 2020	Form 8-K 4/21/20	10.1
10.9.2*	Letter Agreement between Safeguard Scientifics, Inc. and Eric Salzman dated October 1, 2020	Form 8-K 10/1/20	10.1

10.12*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Mark Herndon dated September 17, 2018	Form 8-K 9/18/18	99.1
10.13*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.14	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.15	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.16	Lease Agreement, effective February 2, 2015, between Safeguard Scientifics, Inc., a Pennsylvania corporation, and Radnor Properties-SDC, L.P., a Delaware limited partnership	Form 10-Q 4/24/15	10.1
10.17	Sublease Agreement, effective March 15, 2019, by and between Safeguard Scientifics, Inc., a Pennsylvania corporation and the subtenant named therein	Form 8-K 3/20/19	10.1
14.1	Code of Business Conduct and Ethics	Form 10-K 3/5/21	14.1
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	Inline The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	ERIC C. SALZMAN
Eric C. Salzman
Chief Executive Officer

Dated: March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ERIC C. SALZMAN	Chief Executive Officer (Principal Executive Officer)	March 5, 2021
Eric C. Salzman
MARK A. HERNDON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
Mark A. Herndon
RUSSELL D. GLASS	Director	March 5, 2021
Russell D. Glass
JOSEPH M. MANKO, JR.	Director	March 5, 2021
Joseph M. Manko, Jr.
MAUREEN F. MORRISON	Director	March 5, 2021
Maureen F. Morrison
ROBERT J. ROSENTHAL	Chairman of the Board of Directors	March 5, 2021
Robert J. Rosenthal