Form 10-Q
period 2021-03-31
SAFEGUARD SCIENTIFICS INC
filed 2021-05-07
CIK 86115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Number of shares outstanding as of May 4, 2021

Common Stock 20,957,572

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$21,750	$15,601
Restricted cash	25	—
Prepaid expenses and other current assets	588	462
Total current assets	22,363	16,063
Property and equipment, net	1,736	1,790
Ownership interests and advances	62,593	50,398
Other assets	292	784
Total Assets	$86,984	$69,035
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18	$56
Accrued compensation and benefits	3,045	2,677
Accrued expenses and other current liabilities	577	410
Lease liability - current	338	327
Total current liabilities	3,978	3,470
Lease liability - non-current	1,964	2,053
Other long-term liabilities	50	637
Total Liabilities	5,992	6,160
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued at March 31, 2021 and December 31, 2020	2,157	2,157
Additional paid-in capital	807,111	807,582
Treasury stock, at cost; 630 and 688 shares at March 31, 2021 and December 31, 2020, respectively	(9,237)	(10,200)
Accumulated deficit	(719,014)	(736,639)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	80,992	62,875
Total Liabilities and Equity	$86,984	$69,035

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
General and administrative expense	$2,463	$3,532
Operating loss	(2,463)	(3,532)
Other income (loss), net	706	(3,567)
Interest income	53	105
Equity income (loss), net	19,329	(9,014)
Net income (loss) before income taxes	17,625	(16,008)
Income tax benefit (expense)	—	—
Net income (loss)	$17,625	$(16,008)

Net income (loss) per share:
Basic	$0.84	$(0.77)
Diluted	$0.84	$(0.77)
Weighted average shares used in computing income (loss) per share:
Basic	20,902	20,686
Diluted	20,930	20,686

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net cash used in operating activities	$(2,157)	$(2,551)
Cash Flows from Investing Activities:
Proceeds from sales of ownership interests	9,419	708
Acquisitions of ownership interests	—	(1,000)
Advances and loans to ownership interests	(1,000)	(1,241)
Net cash provided by (used in) investing activities	8,419	(1,533)
Cash Flows from Financing Activities:
Tax withholdings related to equity-based awards	(88)	(11)
Net cash used in financing activities	(88)	(11)
Net change in cash, cash equivalents and restricted cash	6,174	(4,095)
Cash, cash equivalents and restricted cash at beginning of period	15,601	25,053
Cash, cash equivalents and restricted cash at end of period	$21,775	$20,958

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands, except share data)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2020	$62,875	$(736,639)	$(25)	21,573	$2,157	$807,582	688	$(10,200)
Net income	17,625	17,625	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	370	—	—	—	—	(593)	(58)	963
Stock-based compensation expense	122	—	—	—	—	122	—	—
Balance - March 31, 2021	$80,992	$(719,014)	$(25)	21,573	$2,157	$807,111	630	$(9,237)

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

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

Liquidity

As of March 31, 2021 the Company had $21.8 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents at March 31, 2021 will be sufficient to fund operations past one year from the issuance of these Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATE

D FINANCIAL STATEMENTS (Continued)

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

Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on the evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss), net in the Consolidated Statements of Operations. The Company includes the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.

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

Other Method. We account for our equity interests in companies which are not accounted for under the equity method as equity securities without readily determinable fair values. We estimate the fair value of these securities based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interest of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these interests in Ownership interests and advances on the Consolidated Balance Sheets.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	March 31, 2021	December 31, 2020
	(Unaudited - In thousands)
Equity Method:
Companies	$27,541	$27,550
Private equity funds	271	271
	27,812	27,821
Other Method:
Companies	32,833	19,683
Private equity funds	268	268
	33,101	19,951
Advances to companies	1,680	2,626
	$62,593	$50,398

During the quarter ended March 31, 2021, Zipnosis, Inc. was acquired by another entity.  The Company received $3.3 million in initial cash proceeds and $15.3 million in preferred equity in the acquiror in connection with this transaction.  This ownership interest represents a security that does not have a readily determinable fair value.  Due to the inherent uncertainty of determining the fair value of ownership interests that do not have a readily determinable fair value, this estimated value  may differ significantly from the value that would have been reported had a ready market for the security existed, and it is reasonably possible that the difference could be material.  The Company recognized a $17.0 million gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.  The fair value of the ownership interests received as a result of the acquisition was estimated based on evaluating several valuation methods available, including the value at which independent third parties have recently invested, the valuation of comparable public companies, and the present value of our expected outcomes.  Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues, selecting an appropriate valuation multiple,  discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  Due to the unobservable nature of some of these inputs, we have determined this estimate to be Level 3 fair value measurements.  Our ownership interest in the acquiror will be accounted for under the Other method, as such in subsequent periods it could be subject to observable price changes or impairment if our estimated fair value declines.

During the quarter ended March 31, 2021, WebLinc, Inc. was acquired by another entity.  The Company received $3.2 million in initial cash proceeds and may receive additional amounts over the next 24 months based on certain transactional performance activities, which could be partially offset by indemnifiable claims.  The Company recognized a $0.5 million initial loss on the sale, which is included in Equity income (loss).  To the extent additional amounts are collected as contingencies are resolved, those amounts will be recorded as gain on the sale and included within Equity income (loss).  QuanticMind was acquired during the first quarter by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this equity method ownership interest being impaired during the prior year.

During the quarter ended March 31, 2021, the Company's ownership interest in T-REX Group, Inc. was acquired for $3.0 million in cash, which was accounted for under the Other method.  The Company recognized a $0.7 million gain, which is included in Other income (loss), net.  Hoopla was also acquired during the first quarter by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this Other method ownership interest being impaired during the prior year.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three months ended March 31, 2021 and 2020, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended March 31,
	2021	2020
	(Unaudited - In thousands)
Results of Operations:
Revenue	$40,168	$47,414
Gross profit	$28,228	$29,506
Net loss	$(23,021)	$(14,604)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the three month period ended  March 31, 2021:

During the quarter ended March 31, 2021, Syapse raised $68 million of preferred equity which reduced the Company's ownership interest to approximately 11%.  The Company recorded a $7.3 million dilution gain as a result of this transaction, which is included in Equity income (loss), net in the Consolidated Statements of Operation.  Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company funded an additional $1.0 million of convertible loans to Trice Medical, Inc. The Company had previously deployed an aggregate of $10.8 million. Trice is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

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

Cash and cash equivalents and accounts payable approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited - In thousands)
General and administrative expense	$245	$86
	$245	$86

During the three months ended March 31, 2021 and 2020, the Company granted 11 thousand and 7 thousand restricted stock awards, respectively to non-employee directors for compensation.

6. Income Taxes

The Company recorded no consolidated income tax benefit (expense) for the three months ended March 31, 2021 and 2020. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three months ended March 31, 2021 was offset by changes in the valuation allowance. During the three months ended March 31, 2021, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$17,625	$(16,008)
Weighted average common shares outstanding	20,902	20,686
Net income (loss) per share	$0.84	$(0.77)

Diluted:
Net income (loss) for dilutive share computation	$17,625	$(16,008)

Number of shares used in basic per share computation	20,902	20,686
Unvested restricted stock and DSU's	28	—
Employee stock options	—	—
Weighted average common shares outstanding	20,930	20,686

Net income (loss) per dilutive share	$0.84	$(0.77)

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

Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At March 31, 2021 and 2020, options to purchase 45 thousand and 179 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 and $10.37 to $18.45, respectively, were excluded from the calculations.

•

At March 31, 2021 and 2020, unvested restricted stock, performance-based stock units and DSUs convertible into 0.3 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting

The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of March 31, 2021, the Company held ownership interests accounted for using the equity method in 9 non-consolidated companies.

Certain of the Company’s ownership interests as of March 31, 2021 included the following:

Company Name	Safeguard Primary Ownership as of March 31, 2021	Accounting Method
Aktana, Inc.	15.0%	Equity
Bright Health Group	*	Other
Clutch Holdings, Inc.	42.3%	Equity
Flashtalking	13.2%	Other
InfoBionic, Inc.	25.2%	Equity
Lumesis, Inc.	43.4%	Equity
MediaMath, Inc.	13.3%	Other
meQuilibrium	32.0%	Equity
Moxe Health Corporation	27.6%	Equity
Prognos Health Inc.	28.5%	Equity
Syapse, Inc.	11.1%	Equity
Trice Medical, Inc.	16.6%	Equity

*not disclosed

As of March 31, 2021 and December 31, 2020, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at March 31, 2021 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2021 (nine months ending December 31)	$447	$396
2022	601	540
2023	607	556
2024	613	573
2025	619	590
2026	207	199
Thereafter	—	—
Total future minimum lease payments	3,094	$2,854
Less imputed interest	(792)
Total operating lease liabilities	$2,302

The Company and the companies in which it holds ownership interests are involved in various claims and legal actions arising in the ordinary course of business. In the current opinion of the Company, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations, however, no assurance can be given as to the outcome of these actions, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations or that of its companies. The Company records costs associated with legal fees as such services are rendered.

The Company had outstanding guarantees of $3.8 million at March 31, 2021 which related to one of the Company's private equity holdings.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which include certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company has accrued approximately $2.0 million under the LTIP as of March 31, 2021, all of which is estimated as current accrued compensation.

The Company recorded severance expense for certain employees of $0.8 million during the three months ended March 31, 2021 in accordance with existing employment arrangements.  During the three months ended March 31, 2021, cash payments of $0.4 million were made pursuant to obligations under these arrangements and prior actions.  Remaining amounts to be paid pursuant to severance agreements aggregate to $0.6 million.  Accrued compensation of previously deferred amounts of $0.4 million will be paid during the second quarter of 2021.  Additional contingent amounts could be paid based on continued participation in prior awards granted pursuant to the LTIP.  The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.9 million at March 31, 2021.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under the existing authorization during 2020 or the three months ended March 31, 2021.

11. Subsequent Event

In April 2021, Velano Vascular was acquired by another entity.  The Company received $3.4 million in initial cash proceeds and may receive additional amounts over the next 12 months from the resolution of escrow contingencies.

In May 2021, the Company's Board of Directors authorized a new $6 million share repurchase program using existing funds in accordance with the requirements Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

The following is a listing of certain of our ownership interests as of  March 31, 2021 and 2020, respectively.

	Safeguard Primary Ownership as of March 31,
Company Name	2021	2020	Accounting Method
Aktana, Inc.	15.0%	17.5%	Equity
Bright Health Group	*	N/A	Other
Clutch Holdings, Inc.	42.3%	41.2%	Equity
Flashtalking	13.2%	13.4%	Other
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.4%	43.5%	Equity
MediaMath, Inc.	13.3%	13.3%	Other
meQuilibrium	32.0%	32.7%	Equity
Moxe Health Corporation	27.6%	29.9%	Equity
Prognos Health Inc.	28.5%	28.7%	Equity
Syapse, Inc.	11.1%	20.0%	Equity
Trice Medical, Inc.	16.6%	16.6%	Equity

*not disclosed

Three months ended March 31, 2021 versus the three months ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Variance
	(In thousands)
General and administrative expense	$(2,463)	$(3,532)	$1,069
Other income (loss), net	706	(3,567)	4,273
Interest income	53	105	(52)
Equity income (loss), net	19,329	(9,014)	28,343
	$17,625	$(16,008)	$33,633

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense decreased for the three months ended March 31, 2021 as compared to the prior year quarter due to lower severance expenses of $1.0 million, lower employee compensation of $0.1 million, lower professional fees of $0.1 million, and various other lower costs, which were partially offset by higher stock based compensation of $0.2 million and higher insurance costs of $0.1 million. General and administrative expense includes stock based compensation of $0.2 million for the three months ended March 31, 2021 as compared to $0.1 million in the comparable prior year quarter.  The increase in stock based compensation is the result of a larger proportion of management's compensation being settled in vested stock.  General and administrative expenses include amounts estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  As described in Note 9, the LTIP provides a cash bonus pool to employees based upon meeting certain thresholds of sales of the Company's ownership interests.  Expense recognized pursuant to the LTIP was $0.2 million for each of the three month periods ended March 31, 2021 and 2020.  No amounts were paid according to the terms of the LTIP, however $2.0 million is presented as a current liability at March 31, 2021.

Other Income (loss), net. Other income (loss), net increased $4.3 million for the three months ended March 31, 2021 compared to the prior year quarter.  During the three months ended March 31, 2021, the Company recorded a $0.7 million gain on the sale of T-REX Group, Inc. to a secondary investor for $3 million in cash proceeds.  During the three months ended March 31, 2020, the Company recorded impairments of $5.1 million related to the ownership interests of T-REX, b8ta and others accounted for under the Other method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  Partially offsetting these impairments, the quarter also included a $1.5 million non-cash gain for the increase in the fair value our ownership interest in Flashtalking based upon an observable price change.

Interest Income. Interest income decreased during the three months ended March 31, 2021 as compared to the prior year period primarily attributable to lower average notes receivable.

Equity Income (loss), net. Equity income (loss), net increased $28.3 million for the three months ended March 31, 2021 compared to the prior year period. The components of equity income (loss), net for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Variance
	(In thousands)
Gains on sales of ownership interests, net	$16,508	$25	$16,483
Unrealized dilution gains	7,302	—	7,302
Loss on impairments	—	(6,200)	6,200
Share of loss of our equity method companies, net	(4,481)	(2,839)	(1,642)
	$19,329	$(9,014)	$28,343

During the quarter ended March 31, 2021, Zipnosis, Inc. was acquired by another entity.  The Company received $3.3 million in initial cash proceeds and $15.3 million in preferred equity in the acquiror in connection with this transaction.  This ownership interest represents a security that does not have a readily determinable fair value.  Due to the inherent uncertainty of determining the fair value of ownership interests that do not have a readily determinable fair value, this estimated value may differ significantly from the value that would have been reported had a ready market for the security existed, and it is reasonably possible that the difference could be material.  The Company recognized a $17.0 million gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.  The fair value of the ownership interests received as a result of the acquisition was estimated based on evaluating several valuation methods available, including the value at which independent third parties have recently invested, the valuation of comparable public companies, and the present value of our expected outcomes.  Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues, selecting an appropriate valuation multiple, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  Due to the unobservable nature of some of these inputs, we have determined this estimate to be Level 3 fair value measurements.  Our ownership interest in the acquiror will be accounted for under the Other method, as such in subsequent periods it could be subject to observable price changes or impairment if our estimated fair value declines.

During the quarter ended March 31, 2021, WebLinc, Inc. was acquired by another entity.  The Company received $3.2 million in initial cash proceeds and may receive additional amounts over the next 24 months based on certain transactional performance activities, which could be partially offset by indemnifiable claims.  The Company recognized a $0.5 million initial loss on the sale, which is included in Equity income (loss).  To the extent additional amounts are collected as contingencies are resolved, those amounts will be recorded as gain on the sale and included within Equity income (loss).  QuanticMind was acquired during the first quarter by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this equity method ownership interest being impaired during the prior year.

During the quarter ended March 31, 2021, the Company's ownership interest in T-REX Group, Inc. was acquired for $3.0 million in cash, which was accounted for under the Other method.  The Company recognized a $0.7 million gain, which is included in Other income (loss), net.  Hoopla was also acquired during the first quarter by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this Other method ownership interest being impaired during the prior year.

The change in our share of loss of our equity method companies for the three months ended March 31, 2021 compared to the prior year period of $1.6 million was due to an increase in losses associated with our ownership interests.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2021 and 2020. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the three months ended March 31, 2021 and 2020 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2021, we had $21.8 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2020 and the three months ended March 31, 2021, we did not repurchase any shares under this authorization.  In May 2021, the Company's Board of Directors authorized a new $6 million share repurchase program using existing funds in accordance with the requirements Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at March 31, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Three Months Ended March 31,
	2021	2020	Variance
	(In thousands)
Net cash used in operating activities	$(2,157)	$(2,551)	$394
Net cash (used in) provided by investing activities	8,419	(1,533)	9,952
Net cash used in financing activities	(88)	(11)	(77)
	$6,174	$(4,095)	$10,269

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $0.4 million for the three months ended March 31, 2021 compared to the prior year period. The activity during the three months ended March 31, 2021 was primarily the result of net income for the period, which was offset by various non-cash adjustments such as $19.3 million of equity income.  The activity during the three months ended March 31, 2020 was primarily the result of various non-cash adjustments to net loss, including $9.0 million of equity loss and $5.1 million of impairments to Other method ownership interests, which were partially offset by non-cash gains of $1.5 million for an observable price change.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities increased by $10.0 million for the three months ended March 31, 2021 compared to the prior year period. The increase primarily related to proceeds received from the WebLinc, Zipnosis and T-REX transactions that aggregated to $9.4 million as well as lower advances and acquisitions of ownership interests in 2021 as compared to 2020.

Net Cash Used In Financing Activities

There were no significant financing activities for the three months ended March 31, 2021 and 2020.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2021, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2021 (remainder)	2022 and 2023	2024 and 2025	After 2025
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$3.0	0.4	1.2	1.2	0.2
Total Contractual Cash Obligations (b)	$3.0	$0.4	$1.2	$1.2	$0.2

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $2.9 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.9 million at March 31, 2021 (not reflected in the table above).

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2021, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2021 - January 31, 2021	12,791	$6.57	—	$14,636,135
February 1, 2021 - February 28, 2021	—	$—	—	$14,636,135
March 1, 2021 - March 31, 2021	528	$7.86	—	$14,636,135
Total	13,319	$6.63	—

(a)

During the first quarter of 2021, the Company repurchased an aggregate of 13 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Exhibit Number	Description

31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	May 7, 2021	/s/ Eric C. Salzman
Eric C. Salzman
Chief Executive Officer
Date:	May 7, 2021	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer