Form 10-Q
period 2021-06-30
SAFEGUARD SCIENTIFICS INC
filed 2021-08-12
CIK 86115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Number of shares outstanding as of August 10, 2021

Common Stock 20,803,807

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$21,305	$15,601
Restricted cash	25	—
Ownership interests	22,694	—
Prepaid expenses and other current assets	1,221	462
Total current assets	45,245	16,063
Property and equipment, net	1,680	1,790
Ownership interests and advances	37,391	50,398
Other assets	320	784
Total Assets	$84,636	$69,035
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$29	$56
Accrued compensation and benefits	2,493	2,677
Accrued expenses and other current liabilities	446	410
Lease liability - current	350	327
Total current liabilities	3,318	3,470
Lease liability - non-current	1,872	2,053
Other long-term liabilities	50	637
Total Liabilities	5,240	6,160
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,157	2,157
Additional paid-in capital	806,447	807,582
Treasury stock, at cost; 786 and 688 shares at June 30, 2021 and December 31, 2020, respectively	(9,849)	(10,200)
Accumulated deficit	(719,334)	(736,639)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	79,396	62,875
Total Liabilities and Equity	$84,636	$69,035

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expense	$1,991	$2,028	$4,454	$5,560
Operating loss	(1,991)	(2,028)	(4,454)	(5,560)
Other income (loss), net	6,733	(2,658)	7,439	(6,225)
Interest income	74	52	127	157
Equity income (loss), net	(5,136)	(5,277)	14,193	(14,291)
Net income (loss) before income taxes	(320)	(9,911)	17,305	(25,919)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(320)	$(9,911)	$17,305	$(25,919)

Net income (loss) per share:
Basic	$(0.02)	$(0.48)	$0.83	$(1.25)
Diluted	$(0.02)	$(0.48)	$0.83	$(1.25)
Weighted average shares used in computing income (loss) per share:
Basic	20,856	20,720	20,879	20,703
Diluted	20,856	20,720	20,879	20,703

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net cash used in operating activities	$(4,734)	$(5,775)
Cash Flows from Investing Activities:
Proceeds from sales of ownership interests	13,151	1,024
Acquisitions of ownership interests	—	(5,010)
Advances and loans to ownership interests	(1,000)	(1,638)
Net cash provided by (used in) investing activities	12,151	(5,624)
Cash Flows from Financing Activities:
Repurchases of Company common stock	(1,588)	—
Tax withholdings related to equity-based awards	(100)	(22)
Net cash used in financing activities	(1,688)	(22)
Net change in cash, cash equivalents and restricted cash	5,729	(11,421)
Cash, cash equivalents and restricted cash at beginning of period	15,601	25,053
Cash, cash equivalents and restricted cash at end of period	$21,330	$13,632

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands, except share data)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2020	$62,875	$(736,639)	$(25)	21,573	$2,157	$807,582	688	$(10,200)
Net income	17,625	17,625	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	370	—	—	—	—	(593)	(58)	963
Stock-based compensation expense	122	—	—	—	—	122	—	—
Balance - March 31, 2021	$80,992	$(719,014)	$(25)	21,573	$2,157	$807,111	630	$(9,237)
Net loss	(320)	(320)	—	—	—	—	—	—
Repurchases of common stock	(1,588)	—	—	—	—	—	229	(1,588)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	137	—	—	—	—	(839)	(73)	976
Stock-based compensation expense	175	—	—	—	—	175	—	—
Balance - June 30, 2021	$79,396	$(719,334)	$(25)	21,573	$2,157	$806,447	786	$(9,849)

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

Liquidity

As of June 30, 2021 the Company had $21.3 million of cash and cash equivalents.

In January 2018, Safeguard announced that the Company will not deploy any capital into new opportunities and will focus on supporting our existing companies and maximizing monetization opportunities to return value to shareholders. In that context, the Company has, is and will consider initiatives including, among others: the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value.  As we seek to provide additional funding to existing companies where we have an ownership interest, we may be required to expend our cash or incur debt, which will decrease our liquidity.  From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.

The Company believes that its cash and cash equivalents at June 30, 2021 will be sufficient to fund operations past one year from the issuance of these Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Accounting for Ownership Interests

The Company accounts for its ownership interests, which primarily consist of equity interests in the form of common and preferred equity, using one of the following methods: Equity or Other. The accounting method applied is generally determined by the degree of the Company's influence over the entity, primarily determined by our voting interest in the entity.

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

Other Method. We account for ownership interests in companies that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative. Under the fair value measurement alternative, these ownership interests are based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interest of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these interests in Ownership interests and advances on the Consolidated Balance Sheets.

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  As of June 30, 2021 those ownership interests consist of approximately 1.3 million shares of Bright Health Group ("Bright Health") common shares valued at $22.7 million.  The Company is restricted from trading these securities until December 2021 as a result of a six-month lock-up agreement resulting from the Bright Health Group initial public offering.

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

Impairment charges related to ownership interests in companies and funds accounted for under the equity method are included in Equity income (loss), net in the Consolidated Statements of Operations. Impairment charges related to ownership interests and funds accounted for at fair value or the fair value measurement alternative are included in Other income (loss), net in the Consolidated Statements of Operations.

The reduced cost basis of a previously impaired company accounted for using the Equity method is not written-up even if circumstances suggest the value of the company has subsequently recovered.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	June 30, 2021	December 31, 2020
	(Unaudited - In thousands)
Equity Method:
Companies	$23,010	$27,550
Private equity funds	271	271
	23,281	27,821
Other Method:
Companies, fair value	22,694	—
Companies, fair value measurement alternative	13,015	19,683
Private equity funds, fair value measurement alternative	260	268
	35,969	19,951
Advances to companies	835	2,626
	$60,085	$50,398

On March 31, 2021, Zipnosis, Inc. was acquired by another entity, Bright Health.  The Company received $3.3 million in cash proceeds, including escrows, and $15.3 million in preferred equity in the acquiror in connection with this transaction.  This ownership interest represented a security that did not have a readily determinable fair value.  Due to the inherent uncertainty of determining the fair value of ownership interests that do not have a readily determinable fair value, this estimated value  may differ significantly from the value that would have been reported had a ready market for the security existed, and it is reasonably possible that the difference could be material.  The Company recognized a $17.0 million gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.  The fair value of the ownership interest received as a result of the acquisition was estimated based on evaluating several valuation methods available, including the value at which independent third parties have recently invested, the valuation of comparable public companies, and the present value of our expected outcomes.  Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues, selecting an appropriate valuation multiple, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  Due to the unobservable nature of some of these inputs, we have determined this initial estimate to be a Level 3 fair value measurement.  During the three months ended June 30, 2021, Bright Health completed an initial public offering that resulted in our ownership interest converting into approximately 1.3 million common shares.  Accordingly, the Bright Health common shares represent an ownership interest with a readily determinable fair value (Level 1), which will subsequently be measured at fair value with unrealized gains (losses) being reported as a component of Other income (loss), net.  As a result of these changes, the Company recognized an additional $7.4 million unrealized gain on Bright Health during the the three months ended June 30, 2021.  Subsequent to the quarter, the fair value of the Bright Health ownership interest declined to approximately $11 million as of August 10, 2021.

During the six months ended June 30, 2021, WebLinc, Inc. was acquired by another entity.  The Company received $3.2 million in initial cash proceeds and may receive additional amounts over the next 18 months based on certain transactional performance activities, which could be partially offset by indemnifiable claims.  The Company recognized a $0.5 million initial loss on the sale, which is included in Equity income (loss).  To the extent additional amounts are collected as contingencies are resolved, those amounts will be recorded as gain on the sale and included within Equity income (loss).  QuanticMind was acquired during the first quarter by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this equity method ownership interest being impaired during the prior year.

During the six months ended June 30, 2021, the Company's ownership interest in T-REX Group, Inc., which was accounted for using the fair value measurement alternative, was acquired for $3.0 million in cash.  The Company recognized a $0.7 million gain, which is included in Other income (loss), net.  Hoopla was also acquired during the first quarter of 2021 by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this Other method ownership interest being impaired during the prior year.

In April 2021, Velano Vascular was acquired by another entity.  The Company received $3.4 million in initial cash proceeds and recorded a $1.8 million gain for the three and six months ended June 30, 2021.  The Company  may receive additional amounts over the next 15 months from the resolution of escrow contingencies.

During the three and six months ended June 30, 2021, the Company recorded an impairment of $2.5 million related to reduced expectations for certain Other ownership interests.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three and six months ended June 30, 2021 and 2020, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited - In thousands)
Results of Operations:
Revenue	$30,482	$35,296	$70,650	$82,710
Gross profit	$17,873	$18,730	$46,101	$48,236
Net loss	$(28,681)	$(28,866)	$(51,702)	$(43,470)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the six month period ended  June 30, 2021:

During the six months ended June 30, 2021, Syapse raised $68 million of preferred equity which reduced the Company's ownership interest to approximately 11%.  The Company recorded a $7.3 million dilution gain as a result of this transaction, which is included in Equity income (loss), net in the Consolidated Statements of Operation.  Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

During the six months ended June 30, 2021, the Company funded an additional $1.0 million of convertible loans to Trice Medical, Inc. The Company had previously deployed an aggregate of $10.8 million. Trice is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

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

Cash and cash equivalents and accounts payable approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

	Carrying	Fair Value Measurement at June 30, 2021
	Value	Level 1	Level 2	Level 3
(Unaudited - In thousands)
Cash and cash equivalents	$ 21,305	$ 21,305	$ —	$ —

Restricted cash equivalents	$ 25	$ 25	$ —	$ —

Ownership interests	$ 22,694	$ 22,694	$ —	$ —

	Carrying	Fair Value Measurement at December 31, 2020
	Value	Level 1	Level 2	Level 3
(Unaudited - In thousands)
Cash and cash equivalents	$ 15,601	$ 15,601	$ —	$ —

Ownership interests accounted for at fair value as of June 30, 2021 consist of approximately 1.3 million common shares of Bright Health.  The trading securities are carried at fair value based on the closing stock price on the last trading day of the reporting period.  The Company is restricted from trading these securities until December 2021 as a result of a six-month lock-up agreement from the Bright Health Group initial public offering.

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited - In thousands)
General and administrative expense	$740	$441	$985	$527
	$740	$441	$985	$527

Stock-based compensation consists of time based awards to employees, liability based awards to employees to be settled in stock, performance based awards to employees, other non-employee grants and liability based awards to Directors for quarterly and annual services.  During the six months ended June 30, 2021 and 2020, the Company awarded 64 thousand and 67 thousand restricted stock awards, respectively to non-employee directors for compensation.  The Company also issued 30 thousand shares for employee services and 4 thousand shares for non-employee services during the six months ended June 30, 2021, respectively, based on the terms of service agreements.

6. Income Taxes

The Company recorded no consolidated income tax benefit (expense) for the three and six months ended June 30, 2021 and 2020. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three and six months ended June 30, 2021 was offset by changes in the valuation allowance. During the three and six months ended June 30, 2021, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(320)	$(9,911)	$17,305	$(25,919)
Weighted average common shares outstanding	20,856	20,720	20,879	20,703
Net income (loss) per share	$(0.02)	$(0.48)	$0.83	$(1.25)

Diluted:
Net income (loss) for dilutive share computation	$(320)	$(9,911)	$17,305	$(25,919)

Number of shares used in basic per share computation	20,856	20,720	20,879	20,703
Unvested restricted stock and DSU's	—	—	—	—
Employee stock options	—	—	—	—
Weighted average common shares outstanding	20,856	20,720	20,879	20,703

Net income (loss) per dilutive share	$(0.02)	$(0.48)	$0.83	$(1.25)

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

Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At June 30, 2021 and 2020, options to purchase 43 thousand and 151 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 and $10.37 to $17.11, respectively, were excluded from the calculations.

•

At June 30, 2021 and 2020, unvested restricted stock, performance-based stock units and DSUs convertible into 0.3 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting

The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. As of June 30, 2021, the Company held ownership interests accounted for using the equity method in 9 non-consolidated companies.

Certain of the Company’s ownership interests as of June 30, 2021 included the following:

Company Name	Safeguard Primary Ownership as of June 30, 2021	Accounting Method
Aktana, Inc.	15.0%	Equity
Clutch Holdings, Inc.	41.8%	Equity
Flashtalking	13.2%	Other
InfoBionic, Inc.	25.2%	Equity
Lumesis, Inc.	43.4%	Equity
MediaMath, Inc.	13.3%	Other
meQuilibrium	32.0%	Equity
Moxe Health Corporation	27.6%	Equity
Prognos Health Inc.	28.5%	Equity
Syapse, Inc.	11.1%	Equity
Trice Medical, Inc.	16.6%	Equity

As of June 30, 2021 and December 31, 2020, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at June 30, 2021 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2021 (six months ending December 31)	$298	$265
2022	601	540
2023	607	556
2024	613	573
2025	619	590
2026	207	199
Thereafter	—	—
Total future minimum lease payments	2,945	$2,723
Less imputed interest	(724)
Total operating lease liabilities	$2,221

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

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at June 30, 2021 which related to one of the Company's private equity fund interests.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which include certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company paid $0.4 million during the six months ended June 30, 2021 and has accrued approximately $1.9 million under the LTIP as of June 30, 2021, all of which is estimated as current accrued compensation.

The Company recorded severance expense for certain employees of $0.8 million during the six months ended June 30, 2021 in accordance with existing employment arrangements.  During the three and six months ended June 30, 2021, cash payments of $0.4 and $0.9 million, respectively, were made pursuant to obligations under these arrangements and prior actions.  Remaining amounts to be paid pursuant to severance agreements aggregate to $0.1 million.  Accrued compensation of previously deferred amounts of $0.4 million was also paid during the quarter ended June 30, 2021.  Additional contingent amounts could be paid based on continued participation in prior awards granted pursuant to the LTIP.  The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.8 million at June 30, 2021.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under such authorization during 2020 or the six months ended June 30, 2021.

In May 2021, the Company's Board of Directors authorized a new $6.0 million share repurchase program using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the quarter ended June 30, 2021, the Company repurchased 229,286 shares for an aggregate price of $1.6 million at an average cost at $6.93 per share.

11. Subsequent Event

During July 2021, Flashtalking signed a definitive agreement to be acquired by another entity.  The Company expects to receive cash proceeds of approximately $43 million.

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

The following is a listing of certain of our ownership interests as of  June 30, 2021 and 2020, respectively.

	Safeguard Primary Ownership as of June 30,
Company Name	2021	2020	Accounting Method
Aktana, Inc.	15.0%	17.5%	Equity
Clutch Holdings, Inc.	41.8%	41.2%	Equity
Flashtalking	13.2%	13.4%	Other
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.4%	43.5%	Equity
MediaMath, Inc.	13.3%	13.3%	Other
meQuilibrium	32.0%	32.0%	Equity
Moxe Health Corporation	27.6%	29.9%	Equity
Prognos Health Inc.	28.5%	28.7%	Equity
Syapse, Inc.	11.1%	19.6%	Equity
Trice Medical, Inc.	16.6%	16.6%	Equity

Three months ended June 30, 2021 versus the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	Variance
	(In thousands)
General and administrative expense	$(1,991)	$(2,028)	$37
Other income (loss), net	6,733	(2,658)	9,391
Interest income	74	52	22
Equity income (loss), net	(5,136)	(5,277)	141
	$(320)	$(9,911)	$9,591

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense decreased for the three months ended June 30, 2021 as compared to the prior year quarter due to lower employee compensation of $0.3 million and various other lower costs, which were partially offset by higher stock based compensation of $0.3 million and higher insurance costs of $0.1 million. General and administrative expense includes stock based compensation of $0.7 million for the three months ended June 30, 2021 as compared to $0.4 million in the comparable prior year quarter.  The increase in stock based compensation is the result of a larger proportion of management's compensation being settled in vested stock.  General and administrative expenses include amounts estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  As described in Note 9, the LTIP provides a cash bonus pool to employees based upon meeting certain thresholds of sales of the Company's ownership interests.  Expense recognized pursuant to the LTIP was $0.3 million and $0.3 million for the three month period ended June 30, 2021 and 2020, respectively.  The Company paid $0.4 million during the quarter in accordance with the terms of the LTIP, and the remaining $1.9 million accrual is presented as a current liability at June 30, 2021.

Other Income (loss), net. Other income (loss), net increased $9.4 million for the three months ended June 30, 2021 compared to the prior year quarter.  During the three months ended June 30, 2021, the Company recorded an unrealized gain of $7.4 million related to the observable price change and additional price movements in Bright Health common stock resulting from the initial public offering and subsequent trading activity.  The Company also recorded a $1.8 million gain resulting from the acquisition of Velano Vascular by another entity during the quarter.  During the three months ended June 30, 2021, the Company recorded an impairment of $2.5 million related to reduced expectations for certain Other ownership interests.  During the three months ended June 30, 2020, the Company recorded impairments of $2.7 million related to the ownership interests of T-REX, b8ta and an other interest accounted for under the Other method.  The impairments were determined based on continued declines in the fair value of our ownership interests resulted from reduced expectations and extended exit timelines.

Interest Income. Interest income increased during the three months ended June 30, 2021 as compared to the prior year period primarily attributable to a higher average balance of advances to ownership interests.

Equity Income (loss), net. Equity income (loss), net increased $0.1 million for the three months ended June 30, 2021 compared to the prior year period. The components of equity income (loss), net for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020	Variance
	(In thousands)
Gains on sales of ownership interests, net	$280	$100	$180
Unrealized dilution gains	—	690	(690)
Loss on impairments	—	(3,000)	3,000
Share of loss of our equity method companies, net	(5,416)	(3,067)	(2,349)
	$(5,136)	$(5,277)	$141

  There were no material gains on sales of ownership interests, net, unrealized dilution gains or impairments during the three months ended June 30, 2021.  During the three months ended June 30, 2020, the Company recorded an impairment of $3.0 million related to the ownership interest of Sonobi, Inc. accounted for under the equity method.  The impairment was primarily determined based on our reduced valuation expectations upon an exit.  The change in our share of loss of our equity method companies for the three months ended June 30, 2021 compared to the prior year period of $2.3 million was due to an increase in losses associated with our ownership interests.

Six Months Ended June 30, 2021 versus the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	Variance
	(In thousands)
General and administrative expense	$(4,454)	$(5,560)	$1,106
Other income (loss), net	7,439	(6,225)	13,664
Interest income	127	157	(30)
Equity income (loss), net	14,193	(14,291)	28,484
	$17,305	$(25,919)	$43,224

General and Administrative Expense. General and administrative expense decreased $1.1 million for the six months ended June 30, 2021 compared to the prior year period primarily due to decreases in employee compensation of $0.4 million, lower severance expenses of $1.0 million, lower office rental costs of $0.1 million, lower professional fees of $0.1 million and other various costs, which were partially offset by higher stock based compensation of $0.5 million and higher insurance costs of $0.2 million. General and administrative expense also includes stock based compensation of $1.0 million for the six months ended June 30, 2021 as compared to $0.5 million in the comparable prior year.  Stock based compensation expense for the six months ended June 30, 2021 includes the impact of a larger proportion of management's compensation, including a portion of existing accruals under the management incentive plan, that are paid in vested stock as well as Director compensation, which is paid entirely in vested stock.

Other Income (loss), net. Other income (loss), net increased $13.7 million for the six months ended June 30, 2021 compared to the prior year period.  During the six months ended June 30, 2021, the Company recorded an unrealized gain of $7.4 million related to the observable price change and additional price movements in Bright Health common stock resulting from the initial public offering and subsequent trading activity.  The Company also recorded a $1.8 million gain resulting from the acquisition of Velano Vascular and $0.7 million from the acquisition of T-Rex by other entities.  During the six months ended June 30, 2021, the Company recorded an impairment of $2.5 million related to reduced expectations for certain Other ownership interests.  During the six months ended June 30, 2020, the Company recorded impairments of $7.8 million related to the ownership interests of T-REX, b8ta, Velano Vascular and others accounted for under the Other method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  Partially offsetting these impairments, the six months ended June 30, 2020 also included a $1.5 million non-cash gain for our ownership interest in Flashtalking based upon an observable price change.

Interest Income. Interest income decreased during the six months ended June 30, 2021 compared to the prior year period primarily attributable to lower average advances to ownership interests and lower average cash equivalent balances at lower rates.

Equity Income (loss), net. Equity income (loss), net increased $28.5 million for the six months ended June 30, 2021 compared to the prior year period. The components of equity income (loss), net for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020	Variance
	(In thousands)
Gains on sales of ownership interests	$16,788	$125	$16,663
Unrealized dilution gains	7,302	690	6,612
Loss on impairments	—	(9,200)	9,200
Share of loss of our equity method companies, net	(9,897)	(5,906)	(3,991)
	$14,193	$(14,291)	$28,484

During the six months ended June 30, 2021, Zipnosis, Inc. was acquired by another entity, Bright Health.  The Company received $3.3 million in cash proceeds and $15.3 million in preferred equity in the acquiror in connection with this transaction.  This ownership interest represented a security that did not have a readily determinable fair value.  Due to the inherent uncertainty of determining the fair value of ownership interests that did not have a readily determinable fair value, this estimated value could have differed significantly from the value that would have been reported had a ready market for the security existed, and it is reasonably possible that the difference could be material.  The Company recognized a $17.0 million gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.  The fair value of the ownership interest received as a result of the acquisition was estimated based on evaluating several valuation methods available, including the value at which independent third parties recently invested, the valuation of comparable public companies, and the present value of our expected outcomes.  Assumptions considered within these methods included determining which public companies are comparable, projecting forward revenues, selecting an appropriate valuation multiple,  discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  Due to the unobservable nature of some of these inputs, we determined the initial estimate to be a Level 3 fair value measurement.   During the three months ended June 30, 2021, Bright Health completed an initial public offering that resulted in our ownership interest converting into approximately 1.3 million common shares.  Accordingly, the Bright Health common shares represent an ownership interest with a readily determinable fair value (Level 1), which will subsequently be measured at fair value with unrealized gains (losses) being recognized as a component of Other income (loss), net.  As a result of these changes, the Company recognized an additional $7.4 million unrealized gain during the six months ended June 30, 2021. Subsequent to the quarter, the fair value of the Bright Health ownership interest declined to approximately $11 million as of August 10, 2021.

During the six months ended June 30, 2021, WebLinc, Inc. was acquired by another entity.  The Company received $3.2 million in initial cash proceeds and may receive additional amounts over the next 18 month period following the transaction based on certain transactional performance activities, which could be partially offset by indemnifiable claims.  The Company recognized a $0.5 million initial loss on the sale, which is included in Equity income (loss).  To the extent additional amounts are collected as contingencies are resolved, those amounts will be recorded as gain on the sale and included within Equity income (loss).  QuanticMind was acquired during the six months ended June 30, 2021 by another entity, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this equity method ownership interest being impaired during the prior year.

The gains on sales of ownership interests for the six months ended June 30, 2020 is comprised of the settlement of various escrow arrangements or other minor contingencies related to prior transactions.

The unrealized dilution gains for the six months ended June 30, 2021 was the result of  Syapse, who raised additional equity capital that diluted the Company's interest in those entities. The unrealized dilution gains for the six months ended June 30, 2020 were the result of meQuilibrium and Syapse.

There were no impairments during the six months ended June 30, 2021.  The Company recorded impairments of $9.2 million during the six months ended June 30, 2020 related to the ownership interests of Sonobi, WebLinc, Inc. and QuanticMind, Inc. accounted for under the equity method.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.

The change in our share of loss of our equity method companies for the three months ended June 30, 2021 compared to the prior year period of $4.0 million was due to an increase in losses associated with our ownership interests.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2021 and 2020. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the six months ended June 30, 2021 and 2020 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of June 30, 2021, we had $21.3 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2020 and the six months ended June 30, 2021, we did not repurchase any shares under this authorization.  In May 2021, the Company's Board of Directors authorized a new $6.0 million share repurchase program using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company purchased 229,286 shares under this program at an aggregate cost of $1.6 million, or $6.93 per share.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at June 30, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Six Months Ended June 30,
	2021	2020	Variance
	(In thousands)
Net cash used in operating activities	$(4,734)	$(5,775)	$1,041
Net cash (used in) provided by investing activities	12,151	(5,624)	17,775
Net cash used in financing activities	(1,688)	(22)	(1,666)
	$5,729	$(11,421)	$17,150

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $1.0 million for the six months ended June 30, 2021 compared to the prior year period. The activity during the six months ended June 30, 2021 was primarily the result of net income for the period, which was offset by various non-cash adjustments such as $14.2 million of equity income.  The activity during the six months ended June 30, 2020 was primarily the result of various non-cash adjustments to net loss, including $14.3 million of equity loss and $7.8 million of impairments to Other method ownership interests, which were partially offset by non-cash gains of $1.5 million for an observable price change.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities increased by $17.8 million for the six months ended June 30, 2021 compared to the prior year period. The increase primarily related to proceeds received from the WebLinc, Zipnosis, T-REX and Velano transactions that aggregated to $13.2 million as well as lower advances and acquisitions of ownership interests in 2021 as compared to 2020.

Net Cash Used In Financing Activities

Net cash used in financing activities increased by $1.7 million for the six months ended June 30, 2021 compared to the prior year.  The increase was primarily the result of $1.6 million in repurchases of our common stock.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2021, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2021 (remainder)	2022 and 2023	2024 and 2025	After 2025
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$2.9	0.3	1.2	1.2	0.2
Total Contractual Cash Obligations (b)	$2.9	$0.3	$1.2	$1.2	$0.2

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $2.7 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.8 million at June 30, 2021 (not reflected in the table above).

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

The effects of the COVID-19 pandemic may adversely affect the businesses, financial conditions and operating results of the companies in which we have an ownership interest, as well as our ability to monetize such interests, and it may also cause us to increase the amount of additional capital we will need to provide to such companies.

To varying degrees, the economic and market conditions caused by the COVID-19 pandemic have, and continue to, negatively impact the companies in which we have ownership interests, including, without limitation, their operations, supply chains, sales infrastructures and the demand for their products and services.  This is negatively affecting their businesses, financial conditions and operating results.  As a result, we may be required to provide additional capital to certain companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The COVID-19 pandemic is also impacting the mergers and acquisitions market for certain companies, which in some cases has resulted in lower valuation expectations and extended exit timelines for such companies. This, in turn, could negatively affect the amount and timing of the monetization opportunities for such companies and our ability to return value to shareholders.

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

If our companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected. Further, a material weakness in any of our companies’ internal controls over their financial reporting could result in material misstatements in our Consolidated Financial Statements. These misstatements could result in a restatement of our Consolidated Financial Statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended June 30, 2021, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2021 - April 30, 2021	1,219	$6.58	—	$20,636,135
May 1, 2021 - May 31, 2021	141,123	$6.80	141,123	$19,676,752
June 1, 2021 - June 30, 2021	88,676	$7.13	88,163	$19,048,315
Total	231,018	$6.93	229,286

(a)

During the second quarter of 2021, the Company repurchased an aggregate of 2 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

(b)

In July 2015, our Board of Directors authorized the Company to repurchase shares of its outstanding common stock with an aggregate value of up to $25.0 million. These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors. In May 2021, our Board of Directors authorized a new $6.0 million share repurchase program using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase programs does not obligate the Company to acquire any specific number of shares.

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

Exhibit Number	Description

31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	August 12, 2021	/s/ Eric C. Salzman
Eric C. Salzman
Chief Executive Officer
Date:	August 12, 2021	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer