Form 10-K
period 2021-12-31
SAFEGUARD SCIENTIFICS INC
filed 2022-03-11
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $154,839,292 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of March 7, 2022 was 16,629,844.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

December 31, 2021

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

Item 1. Business

Business Overview

Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. Typically, we are actively involved in strategic and operational decisions through our board representation and management support, in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those ownership interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders.  We have considered and taken action on various initiatives including the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we paid a $1.00 per share special dividend. In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  We will continue to actively work with our ownership interests to seek monetization opportunties while we also evaluate additional strategic alternatives.  These strategic alternatives could include the sale of all of our ownership interests in a single transaction or a series of transactions, as well as merger, business combinations or other strategic transactions.

We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 150 N. Radnor Chester Road, Suite F-200, Radnor, Pennsylvania 19087.

Our Strategy

Founded in 1953, Safeguard has a distinguished track record of building market leading companies through providing capital and operational support to entrepreneurs across an evolving and innovative spectrum of industries. Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses in healthcare, financial services and digital media. Since January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders.

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

Realizing Value

The primary way we realize value from our ownership interests is when the underlying company enters into a sale or merger transaction and we receive cash consideration for our ownership stake. From time to time, we engage in discussions with other companies interested in our ownership interests, either in response to inquiries or as part of a process we initiate. To the extent we believe that a company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the company’s securities and, in the case of publicly traded companies, sales of their securities in the open market. In the past, we have taken companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain company interests in secondary market transactions to maximize value for our shareholders.

Given our strategy, the value of Safeguard is primarily dependent upon the value of our existing ownership interests.  We have returned capital to our shareholders in the form of stock repurchases and a special dividends to shareholders.

Our Ownership Interests

An understanding of our ownership interests is important to understanding Safeguard. We categorize our ownership interests into stages based upon revenue generation.  This includes those positions which are accounted for under the equity method as well as certain companies where we do not have significant influence but whose value is a substantial portion of our portfolio.  The Company reflects revenue categories based on a one quarter lag, i.e. the categories below reflect the trailing year ended September 30, 2021.

The ownership percentages indicated below are presented as of December 31, 2021 for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

Initial Revenue Stage: Up to $1 million

There are no companies in which we have an ownership interest and account for under the equity method that are within this stage of growth. However, see section below regarding Other Ownership Interests.

Revenue of $1 million to $5 million

Moxe Health Corporation	(Safeguard Ownership: 27.6%)

Headquartered in Madison, Wisconsin, Moxe Health provides a clinical data clearinghouse that connects health systems with their network of health plans.  Moxe’s key products, Substrate and Convergence, allow for bi-directional data flow between payors and providers to complete various risk adjustment, quality, and prior authorization use cases. www.moxehealth.com

Revenue of $5 million to $10 million

Lumesis, Inc.	(Safeguard Ownership: 43.2%)

Headquartered in Stamford, Connecticut, Lumesis is a financial technology company focused on providing business efficiency, data and regulatory solutions to the municipal bond marketplace. Lumesis’ DIVER platform helps more than 500 firms with more than 43,000 users efficiently meet credit, regulatory and risk needs. www.lumesis.com

Revenue of $10 million to $20 million

Clutch Holdings, Inc.	(Safeguard Ownership: 41.7%)

Headquartered in Ambler, Pennsylvania, Clutch has revolutionized how marketing teams for premier brands develop and foster relationships with their customers. Clutch’s advanced marketing platform serves as a customer hub, delivering deep intelligence derived from real-time behaviors and transactions across in-store, online, mobile and social channels. www.clutch.com

InfoBionic, Inc.	(Safeguard Ownership: 25.2%)

Headquartered in Waltham, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform delivers on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

meQuilibrium	(Safeguard Ownership: 31.9%)

Headquartered in Boston, Massachusetts, meQuilibrium is an engagement and performance platform that leverages behavioral psychology and data science to improve workforce resilience, agility, and adaptive capacity.  The Company offers solutions for managers, teams, and individual employees. www.mequilibrium.com

Syapse, Inc.	(Safeguard Ownership: 11.1%)

Headquartered in Palo Alto, California, Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. www.syapse.com

Trice Medical, Inc.	(Safeguard Ownership: 12.6%)

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

Revenue of $20 million to $50 million

Aktana, Inc.	(Safeguard Ownership: 13.4%)

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

Greater than $50 million

MediaMath, Inc.	(Safeguard Ownership: 13.2%)

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

 Bright Health Group:  A technology-enabled, fully aligned sytem of care built for healthcare's consumer retail market.  Bright HealthCare offers commercial and Medicare health plan products to over 1 million consumers across the  nation.  www.brighthealthgroup.com

BigToken:  A consumer-managed data marketplace providing consumers, advertisers and media companies access to transparent, verified consumer data.  BigToken merged with Britepool in December 2021.  BigToken became a public company earlier in 2021 as a result of a reverse merger with Fire Protection Video Equipment Corp.  www.bigtoken.com

MedCrypt: Developer of a data security platform designed to protect medical devices. The company's platform enables functions such as authenticating users, encrypting data and cryptographically sign settings and patient prescriptions, as well as has the ability to monitor transactions between clinicians and devices for malicious behavior, enabling hospitals and health systems to prevent unauthorized access and misuse of their medical devices. www.medcrypt.co

WellTrackONE: Provider of wellness program services. The company's services include scheduling, screening and documentation that provide data for outcomes and clinical measurements, enabling healthcare professionals to offer wellness visits to their patients. www.welltrackone.co

We also have residual interests in a variety of private funds that are in the process of winding down and other companies.

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

Our ability to obtain value from our companies and the return of such value to our shareholders are subject to factors beyond our control.

In January 2018, we announced that we will not deploy any capital into new companies.  We will instead focus on supporting, and maximizing monetization opportunities for, our existing company interests to return value to shareholders.  In that context, we have, are and will consider monetization initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, the sale of all of our ownership interests in a single transaction or a series of transactions, business combinations and other strategic transactions as well as other opportunities to maximize shareholder value.  However, this strategic plan may require providing additional capital and operational support to such existing companies and we may not be able to complete any such transaction during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  In addition, there can be no assurance that any exploration of a strategic transaction will result in any strategic change or outcome and disclosure of any developments related to such exploration may not be disclosed until required.  Further, if one or more transactions are completed, there can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with such transaction.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  The method, timing and amount of any return of value resulting from such a transaction will also be at the discretion of our Board of Directors and may depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

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

As we execute against our strategy, a significant amount of our deployed capital may be concentrated in fewer companies.  These remaining companies may also operate in the same or similar industries.  This will limit our diversification and make us more susceptible to a single negative event.

As we execute against our strategy, our capital deployments will be deployed in a decreasing number of companies.  Further, our remaining companies could be concentrated in the same or similar industries. Fewer companies, as well as potential industry concentration, may cause us to be more susceptible to any single economic, regulatory or other occurrence affecting a single company or a particular industry than we would have otherwise been if we had a larger number of companies and our companies operated in more diversified industries.

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

Our success is dependent on our senior management team’s ability to execute our strategy. In connection with our strategy announced in 2018, we made a series of management changes intended to streamline our organizational structure and reduce our operating costs and since then we have made, and may make, further management changes from time to time.  A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.

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

We cannot be certain that our companies will be able to obtain additional financing on favorable terms when needed, if at all. We may not be able to, or decline to, provide our companies with sufficient capital resources to enable them to reach a cash-flow positive position or a sale of the company. General economic disruptions and downturns may also negatively affect the ability of some of our companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of companies. If our companies need capital, but are not able to raise capital from us or other outside sources, or our companies are unable to service their debt obligations, they may need to, or be forced to, cease or scale back operations. In such event, our interest in any such company will become less valuable. If our companies raise additional capital from third parties, either debt or equity, such capital may be dilutive, making our interests less valuable or if such capital ranks senior to the capital we have deployed, such capital may entitle its holders to receive returns of capital before we are entitled to receive any return of our deployed capital. Also, in the event of any insolvency, liquidation, dissolution, reorganization or bankruptcy of one or more our companies, holders of such company’s instruments that rank senior to our deployed capital will typically be entitled to receive payment in full before we receive any return of our deployed capital. After returning such senior capital, such company may not have any remaining assets to use for returning capital to us, causing us to lose some or all of our deployed capital in such company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our current corporate headquarters and administrative offices in Radnor, Pennsylvania is approximately 100 square feet of office space in one building.  The lease term expires in November 2022.  The sublease for our previous corporate headquarters and administrative offices for approximately 4,000 square feet of office space in Radnor, Pennsylvania expired in November 2020 (from a company in which we have an equity interest).

 Additionally, we have additional administrative offices located in Radnor, Pennsylvania comprising approximately 15,600 square feet, that have been sublet to an unaffiliated party through April, 2026, the remainder of the lease term.

Item 3. Legal Proceedings

We, as well as our companies in which we hold ownership interests, are from time to time involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these situations, and one or more adverse dispositions could have a material adverse effect on our consolidated financial position and results of operations, or that of our companies. See Note 11 to the Consolidated Financial Statements for a discussion of ongoing claims and legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Eric C. Salzman	54	Chief Executive Officer	2020
Mark A. Herndon	52	Senior Vice President and Chief Financial Officer	2018

Mr. Salzman joined Safeguard as Chief Restructuring Officer in April 2020.  Mr. Salzman began serving as the Chief Executive Officer in December 2020.  Mr. Salzman has a 25-year track record partnering with growth companies as an investor, board member and strategic advisor.  He has worked in M&A, restructuring, growth and special situations investing at a number of investment banks and private equity funds, including Credit Suisse and Lehman Brothers.  Mr. Salzman helped oversee the monetization of a $2 billion portfolio of illiquid assets in the Lehman Brothers Bankruptcy Estate and subsequently advised several investment funds on value-maximization strategies for their respective portfolios.  He currently serves as a director on a number of Safeguard portfolio companies as well as an independent director at publicly traded 8x8, Inc.  Mr. Salzman earned a B.A. Honors from the University of Michigan and an MBA from Harvard University.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2021 and 2020 were as follows:

	High	Low
Fiscal year 2021:
First quarter	$8.59	$6.35
Second quarter	7.90	5.95
Third quarter	8.93	7.38
Fourth quarter	8.98	6.23
Fiscal year 2020:
First quarter	$11.11	$4.43
Second quarter	7.87	4.92
Third quarter	7.12	5.15
Fourth quarter	7.25	5.33

The high and low sale prices reported in the first quarter of 2022 through March 11, 2022 were $7.53 and $5.32 respectively, and the last sale price reported on March 11, 2022, was $5.35.  As of March 11, 2022, there were approximately 8,570 beneficial holders of our common stock.

Special Dividend

On November 7, 2019, the Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2021 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2021 - October 31, 2021	4,306,847	$9.00	4,304,826	$18,996,988
November 1, 2021 - November 30, 2021	92	$8.37	—	$18,996,988
December 1, 2021 - December 31, 2021	509	$7.04	—	$18,996,988
Total	4,307,448	$9.00	4,304,826

(a) During the fourth quarter of 2021, we repurchased an aggregate of approximately 3 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

(b) In October 2021, the Company completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregated price of $39.0 million, or $9.06 per share, including $0.3 million of transaction costs. In July 2015, our Board of Directors authorized us to repurchase shares of our outstanding common stock with an aggregate value of up to $25.0 million.  These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors.  In May 2021, our Board of Directors authorized a new $6.0 million share repurchase program using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The share repurchase programs do not obligate us to acquire any specific number of shares.

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

Overview

Over the recent past, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. Typically, we are actively involved in strategic and operational decisions through our board representation, in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those ownership interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders.  We have considered and taken action on various initiatives including the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend. In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  We will continue to actively work with our ownership interests to seek monetization opportunties while we also evaluate additional strategic alternatives. These strategic alternatives could include the sale of all of our ownership interests in a single transaction or a series of transactions, merger, business combinations or other strategic transactions.

Principles of Accounting for Ownership Interests

We account for our ownership interests using one of the following methods: Equity or Other. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.

Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on an evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company records the initial ownership interest at cost.  Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss), net in the Consolidated Statements of Operations.  The Company also adjusts the carrying value to reflect third party investments in the ownership interests, which typically result in a dilution gain. The Company includes the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.

When the Company’s carrying value in an equity method company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method company. If such equity method company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Other Method. We account for ownership interests in companies that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative.  Under the fair value measurement alternative, these ownership interests are based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer.  Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these interests in Ownership interests and advances on the Consolidated Balance Sheets.

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

Total impairment charges related to our Ownership interests and advances were as follows:

	Year Ended December 31,
Accounting Method	2021	2020
	(In thousands)
Equity	$—	$11,282
Other	2,521	8,757
Total	$2,521	$20,039

Impairment charges related to equity method companies are included in Equity income (loss), net in the Consolidated Statements of Operations. Impairment charges related to other ownership interests are included in Other income (loss), net in the Consolidated Statements of Operations.

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

The following is a listing of certain of our ownership interests as of December 31, 2021 and 2020. The ownership percentages indicated below are presented as of December 31, 2021 for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of December 31,
Company Name	2021	2020	Accounting Method
Aktana, Inc.	13.4%	15.1%	Equity
Clutch Holdings, Inc.	41.7%	42.3%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.2%	43.4%	Equity
MediaMath, Inc.	13.2%	13.3%	Other
meQuilibrium	31.9%	32.0%	Equity
Moxe Health Corporation	27.6%	27.6%	Equity
Prognos Health Inc.	28.5%	28.5%	Equity
Syapse, Inc.	11.1%	18.9%	Equity
Trice Medical, Inc.	12.6%	16.6%	Equity

Year ended December 31, 2021 versus year ended December 31, 2020

	Year Ended December 31,
	2021	2020	Variance
	(In thousands)
General and administrative expense	$(7,153)	$(9,466)	$2,313
Other income (loss), net	22,035	(7,708)	29,743
Interest income	276	261	15
Equity income (loss), net	11,846	(20,702)	32,548
Net income (loss)	$27,004	$(37,615)	$64,619

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, office rent and professional services such as consulting, legal, and accounting. General and administrative expense also includes stock-based compensation expense which consists primarily of expense related to grants of restricted stock and deferred stock units to our employees and directors. General and administrative expense decreased $2.3 million for the year ended December 31, 2021 compared to the prior year primarily due to decreases in severance of $1.2 million, employee compensation of $1.5 million, lower professional fees of $0.1 million, and other various costs, which were partially offset by $0.8 million of higher stock based compensation compensation.  General and administrative expenses also include amounts estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  As described in Note 11 in the accompany consolidated financial statements, the LTIP provides a cash bonus pool to employees based upon meeting certain thresholds of sales of the Company's ownership interests.  Expense recognized pursuant to the LTIP was $0.7 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively.  The Company paid $2.5 million pursuant to the LTIP plan during 2021.  No further amounts have been accrued with respect to the LTIP.  General and administrative expense also includes stock based compensation expense of $1.8 million and $1.0 million years ended December 31, 2021 and 2020, respectively.   The increase of stock based compensation for the year ended December 31, 2021 is primarily attributable to amounts associated with management compensation of $0.4 million and shares granted to a consultant for services of $0.2 million. Stock based compensation for the year ended December 31, 2020 also reflected reductions, that did not recur to the same extent in 2021, in compensation related to certain performance based awards that had a reduction in expected vesting, expired or were forfeited. Stock based compensation continues to include a significant proportion of management's overall compensation, including the settlement of amounts due pursuant to the annual management incentive plan, and Director compensation, which aggregated to $0.6 million for the year ended December 31, 2021.

Other income (loss), net. Other income (loss), net increased by $29.7 million for the year ended December 31, 2021, compared to the prior year.  During the year ended December 31, 2021, the Company recorded a gain from the sale of Flashtalking of $32.5 million and gains aggregating to $2.8 million from the sales of Velano Vascular and T-REX Group.  The Company recorded unrealized losses from an observable price change and subsequent changes in the fair value of BHG common stock of $10.8 million, net, and a $2.5 million impairment related to certain other ownership interests.  During the year ended December 31, 2020, the Company recorded impairments of $8.8 million related to the ownership interests of T-REX, b8ta and others accounted for under the Other method. The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.  The Company also recorded a $0.3 million reduction in the carrying value of an other equity security based on an observable price change. Partially offsetting these impairments, was a $1.5 million non-cash gain for the increase in the fair value of our ownership interest in Flashtalking based upon an observable price change.

Interest Income. There was no significant change in interest income for the year ended December 31, 2021 compared to the prior year.

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

Equity income (loss), net increased $32.5 million for the year ended December 31, 2021 compared to the prior year. The components of equity income (loss), net for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020	Variance
	(In thousands)
Gains on sales of ownership interests	$19,146	$183	$18,963
Unrealized dilution gains	9,252	4,246	5,006
Loss on impairments	—	(11,282)	11,282
Share of losses of our equity method companies, net	(16,552)	(13,849)	(2,703)
	$11,846	$(20,702)	$32,548

During the year ended December 31, 2021, the gains on sales of ownership interests are comprised primarily of gains related to Zipnosis for $17.3 million and AHS for $2.0 million. There were no material gains or losses on sales of ownership interests for the year ended December 31, 2020, however Sonobi was sold resulting in $6.6 million of cash proceeds.

The unrealized dilution gains for the year ended December 31, 2021 were the result of Syapse and Trice, who each raised additional equity capital that diluted the Company's interest in those entities. The unrealized dilution gains for the year ended December 31, 2020 were related to Aktana, meQuilibrium, Moxe and Syapse.

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

The increase in our share of losses of our equity method companies for the 2021 year compared to the prior year period was due to increased losses at principally two healthcare companies one of which did not experience their planned revenue growth and the other incurred a variety of financing and acquisition expenses during 2021.  These factors were partially offset by the impact due to the decrease in the number of ownership interests accounted for under the equity method and a decrease in losses associated with the remaining ownership interests.

Income Tax Benefit (Expense)

There was no income tax benefit (expense) for the years ended December 31, 2021 and 2020. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.

Liquidity And Capital Resources

As of December 31, 2021, the Company had $24.7 million of cash and cash equivalents.

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2021 and 2020, we did not repurchase any shares under this authorization.  In May 2021, the Company's Board of Directors authorized a new $6.0 million share repurchase program using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2021, the Company purchased 236,159 shares under this program at an aggregate cost of $1.6 million, or $6.94 per share.  During October 2021, the Company completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregate price of $38.7 million, or $9.00 per share.

We may consider additional stock repurchases or dividends in the future based on prevailing market conditions and other factors when and if additional liquidity becomes available.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at December 31, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2021	2020	Variance
	(In thousands)
Net cash used in operating activities	$(8,152)	$(8,143)	$(9)
Net cash provided by (used in) investing activities	58,114	(1,269)	59,383
Net cash used in financing activities	(40,799)	(40)	(40,759)
	$9,163	$(9,452)	$18,615

Net Cash Used In Operating Activities

Year ended December 31, 2021 versus year ended December 31, 2020. Net cash used in operating activities remained consistent for the year ended December 31, 2021 compared to the prior year. The activity during the year ended December 31, 2021 was primarily the result of various non-cash adjustments to net income, including $11.8 million of equity income, non-cash gains, net, of $8.5 million for observable prices changes and $35.3 million for gain on sales of ownership interests which were partially offset by $19.3 million change in the fair value of ownership interests and $2.5 million impairment losses at certain Other ownership interests.  The activity during the year ended December 31, 2020 was primarily the result of various non-cash adjustments to net loss, including the $20.0 million impairment losses and $9.4 million of equity loss, which were partially offset by non-cash gains, net, of $1.2 million for observable price changes.

Net Cash (Used in) provided by Investing Activities

Year ended December 31, 2021 versus year ended December 31, 2020. Net cash (used in) provided by investing activities increased by $59.4 million for the year ended December 31, 2021 compared to the prior year.  The increase primarily related to $60.8 million of proceeds from the sale of ownership interests, primarily Flashtalking, Zipnosis, WebLinc Velano and T-Rex, as compared to the $6.6 million of proceeds from the sale of Sonobi in the third quarter of 2020.  In addition, the Company's investing outflows resulting from acquisitions of ownership interests and advances to ownership interests during the year ended December 31, 2021 were $7.5 million less than the prior year.

Net Cash Used In Financing Activities

Year ended December 31, 2021 versus year ended December 31, 2020. Net cash used in financing activities increased by $40.8 million for the year ended December 31, 2021 compared to the prior year. The increase was primarily the result of $40.7 million in repurchases of our common stock.  There were no other significant financing activities for the years ended December 31, 2021.

Contractual Cash Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2022	2023 and 2024	2025 and 2026	After 2026
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$2.6	$0.6	$1.2	$0.8	$—
Total Contractual Cash Obligations (b)	$2.6	$0.6	$1.2	$0.8	$—

(a)  In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026.  Payments pursuant to this lease are approximately $2.6 million through expiration, however, in March 2019 we entered into a sublease for this office space which is also expected to result in future aggregate sublease receipts of $2.5 million through April 2026.

(b)  The  maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $1.0 million at December 31, 2021.  We are involved from time to time in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operation.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Safeguard Scientifics, Inc

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Safeguard Scientifics, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company’s ownership interests balance as of December 31, 2021 was $22.0 million, of which $21.1 million is accounted for under the equity method and $0.9 million is accounted for under the fair value measurement alternative. On a periodic basis, but not less frequently than quarterly, the Company evaluates the carrying value of its ownership interests for impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions and other relevant factors. The business plan objectives and milestones the company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Based on the above, management then determines whether there has been an other than temporary decline in the value of its ownership interest in the portfolio company. If it is determined that there has been an other than temporary decline in the value of its ownership interests in the portfolio company, impairment is measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

The principal consideration for our determination that the identification of other than temporary impairment of ownership interests is a critical audit matter is due to it being an area of the financial statements requiring significant auditor judgment and subjectivity in assessing the results of management’s qualitative impairment analysis. Ownership interests held by the Company are primarily comprised of early-stage companies in industries that are rapidly evolving, where evaluation of other than temporary declines in value requires significant judgment by management.

Our audit procedures related to identification of other than temporary impairment of ownership interests included the following, among others:

●

We evaluated the design of certain internal controls related to the Company’s impairment assessment. This included controls over the identification of other than temporary declines in value and the impairment analysis, including financial condition, prospects and other factors present at the company.

●

We held discussions with those outside of accounting with intimate knowledge of the portfolio companies, including those with board positions and those employed by the portfolio companies, to gain an understanding of operational performance, milestones achieved, and potential indicators of other than temporary declines in value.

●

We reviewed the financial performance of the underlying portfolio companies, relevant third-party information with indications of company values, board materials, press releases and other public information relating to the portfolio companies for potential indicators of other than temporary declines in value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Safeguard Scientifics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Safeguard Scientifics, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/KPMG LLP

We served as the Company’s auditor from 1986 to 2021.

Philadelphia, Pennsylvania
March 5, 2021

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$24,739	$15,601
Restricted cash	25	—
Ownership interests	4,549	—
Prepaid expenses and other current assets	965	462
Total current assets	30,278	16,063
Right-of-use asset, net	1,561	1,790
Ownership interests and advances	21,972	50,398
Other assets	217	784
Total Assets	$54,028	$69,035
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$41	$56
Accrued compensation and benefits	794	2,677
Accrued expenses and other current liabilities	524	410
Lease liability - current	375	327
Total current liabilities	1,734	3,470
Other long-term liabilities	50	637
Lease liability - non-current	1,678	2,053
Total Liabilities	3,462	6,160
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2021 and 2020, respectively	2,157	2,157
Additional paid-in capital	806,638	807,582
Treasury stock, at cost; 5,068 and 688 shares at December 31, 2021 and 2020, respectively	(48,569)	(10,200)
Accumulated deficit	(709,635)	(736,639)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	50,566	62,875
Total Liabilities and Equity	$54,028	$69,035

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
General and administrative expense	$7,153	$9,466
Operating loss	(7,153)	(9,466)
Other income (loss), net	22,035	(7,708)
Interest income	276	261
Equity income (loss), net	11,846	(20,702)
Net income (loss) before income taxes	27,004	(37,615)
Income tax benefit (expense)	—	—
Net income (loss)	$27,004	$(37,615)
Net income (loss) per share:
Basic	$1.36	$(1.81)
Diluted	$1.36	$(1.81)
Weighted average shares used in computing net income (loss) per share:
Basic	19,827	20,751
Diluted	19,827	20,751

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

		Accumulated	Accumulated Other Comprehensive	Common Stock		Additional Paid-In	Treasury Stock
	Total	Deficit	Loss	Shares	Amount	Capital	Shares	Amount
Balance — December 31, 2019	$101,741	$(697,223)	$(25)	21,573	$2,157	$810,856	930	$(14,024)
Net loss	(37,615)	(37,615)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	(40)	—	—	—	—	(3,864)	(242)	3,824
Stock-based compensation	590	—	—	—	—	590	—	—
Change in accounting at ownership interests	(1,801)	(1,801)	—	—	—	—	—	—
Balance — December 31, 2020	$62,875	$(736,639)	$(25)	21,573	$2,157	$807,582	688	$(10,200)
Net income	27,004	27,004	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	736	—	—	—	—	(1,550)	(161)	2,286
Stock-based compensation	606	—	—	—	—	606	—	—
Repurchases of common stock	(40,655)	—	—	—	—	—	4,541	(40,655)
Balance — December 31, 2021	$50,566	$(709,635)	$(25)	21,573	$2,157	$806,638	5,068	$(48,569)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$27,004	$(37,615)
Adjustments to reconcile to net cash used in operating activities:
Amortization of right of use asset	229	311
Equity (income) loss, net	(11,846)	9,420
Impairments of ownership interests and advances	2,521	20,039
Gain from observable price changes	(8,505)	(1,224)
Gain from sales of ownership interests	(35,284)	—
Change in fair value of ownership interests	19,255	—
Other, net	(22)	175
Stock-based compensation, including liability classified awards	1,779	965
Changes in assets and liabilities:
Prepaid expenses and other current assets	(238)	(137)
Accounts payable, accrued expenses, and other current liabilities	(3,045)	(77)
Net cash used in operating activities	(8,152)	(8,143)
Cash Flows from Investing Activities:
Acquisitions of ownership interests	—	(7,534)
Proceeds from sales and distributions from ownership interests	60,832	7,903
Advances and loans to ownership interests	(2,718)	(1,638)
Net cash provided by (used in) investing activities	58,114	(1,269)
Cash Flows from Financing Activities:
Repurchases of common stock	(40,655)	—
Tax withholdings related to equity-based awards	(144)	(40)
Net cash used in financing activities	(40,799)	(40)
Net change in cash, cash equivalents and restricted cash	9,163	(9,452)
Cash, cash equivalents and restricted cash equivalents at beginning of period	15,601	25,053
Cash, cash equivalents and restricted cash at end of period	$24,764	$15,601

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Liquidity And Capital Resources

As of December 31, 2021, Safeguard Scientifics, Inc. ("the Company") had $24.7 million of cash and cash equivalents.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders.   We have considered and taken action on various initiatives including the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value. As we seek to provide additional funding to existing companies where we have an ownership interest, we may be required to expend our cash or incur debt, which will decrease our liquidity.  From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.

The Company believes that its cash and cash equivalents at December 31, 2021 will be sufficient to fund operations past one year from the issuance of these consolidated financial statements.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Safeguard and all of its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Principles of Accounting for Ownership Interests in Companies

The Company accounts for its ownership interests using one of the following methods: Equity or Other. The accounting method applied is generally determined by the degree of the Company's influence over the entity, primarily determined by our voting interest in the entity.

In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its companies in the form of promissory notes which are included in Ownership interests and advances on the Consolidated Balance Sheets.

Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on an evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company records the initial ownership interest at cost.  Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss), net in the Consolidated Statements of Operations.  The Company also adjust the carrying value to reflect third party investments in the ownership interests, which typically result in a dilution gain. The Company includes the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.

When the Company’s carrying value in an equity method company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method company. If such equity method company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Other Method. We account for ownership interests in companies that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative.  Under the fair value measurement alternative, these ownership interests are based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer.  Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these interests in Ownership interests and advances on the Consolidated Balance Sheets.

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  As of December 31, 2021 those ownership interests consist of approximately 1.3 million common shares of Bright Health Group ("Bright Health") valued at $4.5 million.

Comprehensive Income (loss)

During the years ended December 31, 2021 or 2020, there were no items of comprehensive income (loss).

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

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests and advances could change in the near term and that the effect of such changes on the consolidated financial statements could be material. At December 31, 2021, the Company believes the carrying value of the Company’s ownership interests and advances is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.

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

Restricted Cash

Restricted cash equivalents represents cash required to be set aside by a contractual agreement as a shareholder representative. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$24,739	$15,601
Restricted cash	25	—
Total cash, cash equivalents and restricted cash	$24,764	$15,601

Financial Instruments

The Company’s financial instruments (principally cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Right-of-use asset

Right-of-use assets represent an operating lease for office facilities.  The right-of-use assets are reduced over the remaining term of the applicable lease (principally April 2026) in a manner that results in a straight-line lease expense, when combined with the interest factor on the lease liability.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease liability

The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's prior corporate headquarters operating office lease. The discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease, which was approximately 12%, at the transition to the guidance of ASU No. 2016-02, Leases. Subsequent values of the lease liability reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses and operating cash outflows of $0.5 million for each of the years ended December 31, 2021 and 2020, respectively, and $0.6 million for each of the years ended December 31, 2021 and 2020.

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

A summary of the Company's operating lease cash flows at December 31, 2021 follows:

	Operating lease payments	Expected sublease receipts
	(In thousands)
2022	$601	$540
2023	607	556
2024	613	573
2025	619	590
2026	207	199
2027	—	—
Thereafter	—	—
Total future minimum lease payments	2,647	2,458
Less imputed interest	(595)
Total operating lease liabilities	$2,052

Impairment of Ownership Interests and Advances

On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its ownership interests and advances for possible impairment based on achievement of business plan objectives and milestones, the estimated value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	December 31, 2021	December 31, 2020
	(In thousands)
Equity Method:
Companies	$21,091	$27,550
Private equity funds	117	271
	21,208	27,821
Other Method:
Companies, fair value	4,549	—
Companies, fair value measurement alternative	514	19,683
Private equity funds, fair value measurement alternative	250	268
	5,313	19,951
Advances to companies	—	2,626
	$26,521	$50,398

In March 2021, Zipnosis, Inc. was acquired by another entity, Bright Health.  The Company received $3.5 million in cash proceeds, including escrows, and $15.3 million in preferred equity in the acquiror in connection with this transaction.  This ownership interest represented a security that did not have a readily determinable fair value.  Due to the inherent uncertainty of determining the fair value of ownership interests that do not have a readily determinable fair value, this estimated value  may differ significantly from the value that would have been reported had a ready market for the security existed, and it is reasonably possible that the difference could be material.  The Company recognized a $17.3 million gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.  The fair value of the ownership interest received as a result of the acquisition was estimated based on evaluating several valuation methods available, including the value at which independent third parties have recently invested, the valuation of comparable public companies, and the present value of our expected outcomes.  Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues, selecting an appropriate valuation multiple, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  Due to the unobservable nature of some of these inputs, we have determined this initial estimate to be a Level 3 fair value measurement.  During the three months ended June 30, 2021, Bright Health completed an initial public offering that resulted in our ownership interest converting into approximately 1.3 million common shares.  Accordingly, the Bright Health common shares represent an ownership interest with a readily determinable fair value (Level 1), which will subsequently be measured at fair value with unrealized gains (losses) being reported as a component of Other income (loss), net.  As a result, the Company recognized a $10.8 million unrealized loss, net, on Bright Health subsequent to the initial public offering during the year-ended December 31, 2021. Subsequent to December 31, 2021, the fair value of our Bright Health ownership interest declined to approximately $2.3 million as of March 7, 2022.

In August 2021, Flashtalking was acquired by another entity.  The Company has received $45.0 million in cash proceeds, including escrows, and included a $32.5 million gain in Other income (loss), net, during the year ended December 31, 2021.  The Company may receive additional amounts of up to approximately $0.5 million over the next 24 months from the resolution of escrow contingencies.

In January 2021, WebLinc, Inc. was acquired by another entity.  The Company has received $3.6 million in cash proceeds to-date and may receive additional amounts over the next 12 months based on certain transactional performance activities, which could be partially offset by indemnifiable claims.  The Company has recognized a $0.1 million loss on the sale during the year ended December 31, 2021, which is included in Equity income (loss), as certain contingencies were resolved.  To the extent additional amounts are collected as contingencies are resolved, those amounts will be recorded as gain on the sale and included within Equity income (loss).

QuanticMind and Hoopla were acquired in separate transactions during the first quarter of 2021 by other entities, however there were no resultant proceeds to the Company.  There was no resulting gain or loss due to this equity method ownership interest being impaired during the prior year.

In March 2021, the Company's ownership interest in T-REX Group, Inc., which was accounted for using the fair value measurement alternative, was acquired for $3.0 million in cash.  The Company recognized a $0.9 million gain, which is included in Other income (loss), net.

In April 2021, Velano Vascular was acquired by another entity.  The Company has received $3.5 million in cash proceeds, including escrows, and included a $1.9 million gain in Other income (loss), net, for the year ended December 31, 2021.  The Company  may receive additional amounts over the next 12 months from the resolution of escrow contingencies.

In December 2021, the Company received $2 million of contingent proceeds resulting from resolution of certain valuation thresholds remaining from the 2018 sale of AdvantEdge Healthcare Solutions.

During the year ended December 31, 2021, the Company recorded an impairment of $2.5 million related to reduced expectations for certain Other ownership interests, which is included in Other income (loss), net.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2021, the Company held ownership interests accounted for using the equity method in 9 non-consolidated companies.

Certain of the Company’s ownership interests as of December 31, 2021 and 2020 included the following:

	Safeguard Primary Ownership as of December 31,
Company Name	2021	2020	Accounting Method
Aktana, Inc.	13.4%	15.1%	Equity
Clutch Holdings, Inc.	41.7%	42.3%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.2%	43.4%	Equity
MediaMath, Inc.	13.2%	13.3%	Other
meQuilibrium	31.9%	32.0%	Equity
Moxe Health Corporation	27.6%	27.6%	Equity
Prognos Health Inc.	28.5%	28.5%	Equity
Syapse, Inc.	11.1%	18.9%	Equity
Trice Medical, Inc.	12.6%	16.6%	Equity

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

	As of December 31,
	2021	2020
	(In thousands)
Balance Sheets:
Current assets	$127,651	$104,024
Non-current assets	53,220	26,352
Total assets	$180,871	$130,376
Current liabilities	$62,538	$72,972
Non-current liabilities	158,975	105,506
Shareholders’ deficit	(40,642)	(48,102)
Total liabilities and shareholders’ deficit	$180,871	$130,376

Number of equity method ownership interests	9	12

	Year Ended December 31,
	2021	2020
	(In thousands)
Results of Operations:
Revenue	$140,670	$153,875
Gross profit	$90,388	$92,039
Net loss	$(106,363)	$(82,216)

As of December 31, 2021, the Company’s carrying value in equity method companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $11.4 million. Of this excess, $10.4 million was allocated to goodwill and $1.0 million was allocated to intangible assets.

3. Acquisitions of Ownership Interests

2021 Transactions

The Company funded $1.7 million to Aktana, Inc. during the three months ended September 30, 2021. The Company had previously deployed an aggregate of $14.2 million. Aktana helps its customers improve their commercial effectiveness by delivering data-driven insights and suggestions directly to sales reps, coordinating multi-channel actions and providing insight regarding which strategies work best for which customers under which conditions.

Syapse raised $68 million of preferred equity during the three months ended March 31, 2021, which reduced the Company's ownership interest to approximately 11.1%.  The Company recorded a $7.3 million dilution gain as a result of this transaction, which is included in Equity income (loss), net in the Consolidated Statements of Operation.  Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

The Company funded $1 million of convertible loans to Trice Medical, Inc. during the three months ended June 30, 2021.  The Company had previously deployed an aggregate of $10.8 million.  Trice Medical is foucsed on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.  During the three months ended September 30, 2021, Trice Medical raised additional preferred equity which reduced the Company's ownership interest to 12.6%.  The Company's existing convertible loans and related interst in Trice Medical were also converted into this new class of preferred equity.  As a result of this transaction, the Company recorded a $2.0 million dilution gain for the year ended December 31, 2021.

2020 Transactions

The Company deployed an additional $2.5 million to Aktana, Inc.

       The Company deployed an additional $4.4 million to Syapse, Inc.

The Company deployed an additional $1.0 million to meQuilibrium.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company funded an additional $0.7 million of convertible loans to Trice Medical, Inc.

The Company deployed an aggregate of $0.2 million to Clutch Holdings.

The Company funded an additional $0.2 million of convertible loans to QuanticMind.  See Note 2 for impairment recorded in 2020 and the sale of this ownership interest in 2021.

The Company funded an aggregate of $0.1 million of convertible loans to WebLinc, Inc. See Note 2 for impairment recorded in 2020 and the sale of this ownership interest in 2021.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	Carrying	Fair Value Measurement at December 31, 2021
	Value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$24,739	$24,739	$—	$—

Restricted cash	$25	$25	$—	$—

Ownership interests	$4,549	$4,549	$—	$—

	Carrying	Fair Value Measurement at December 31, 2020
	Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$15,601	$15,601	$—	$—

Ownership interests accounted for at fair value as of December 31, 2021 consist of approximately 1.3 million common shares of Bright Health. The securities are carried at fair value based on the closing stock price on the last trading day of the reporting period. The Company was restricted from trading these securities until December 2021 as a result of a six-month lock-up agreement from the Bright Health Group initial public offering.

5. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares under the existing authorization.

In May 2021, the Company's Board of Directors authorized a new $6.0 million share repurchase program using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2021, the Company repurchased 236,159 shares for an aggregate price of $1.6 million at an average cost of $6.94 per share.

During October 2021, the Company completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregated price of $39.0 million, or $9.06 per share, including $0.3 million of transaction costs.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Stock-Based Compensation

Equity Compensation Plans

The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2021 and 2020, the Company issued no stock-based awards outside of existing plans. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2021, the Company had reserved 2.6 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan and other previously expired equity compensation plans.

Classification of Stock-Based Compensation Expense

Stock-based compensation consists of time based awards to employees, financial liability based awards to employees and non-employees to be settled in stock, performance based awards to employees, and financial liability based awards to Directors for quarterly and annual services. Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
General and administrative expense	$1,779	$965
	$1,779	$965

Stock-based compensation expense of $1.2 million and $1.0 million was recognized during the years ended December 31, 2021 and 2020, respectively, related to annual and quarterly Board fees, time based management awards and management bonuses earned during the year that were subsequently settled in stock.  For the years ended December 31, 2021 and 2020, respectively, the Company issued 83 thousand and 93 thousand of restricted shares to Directors for their annual and quarterly services.  The annual grants vest over a one year period, or are vested at issuance for directors 65 or older, while quarterly amounts are paid in arrears.  The Company vested 95 thousand and 78 thousand during the years ended December 31, 2021 and 2020.  The Company vested 67 thousand and 96 thousand  shares during the years ended December 31, 2021 and 2020, respectively, for time based management compensation.  The Company settled in stock other management bonuses resulting in the issuance of 60 thousand and 0 thousand vested shares for the years ended December 31, 2021 and 2020, respectively.  The Company issued 20 thousand vested shares to a non-employee for services during 2021. The Company had liabilities of $0.8 million and $0.5 million as of December 31, 2021 and 2020, respectively, that were settled through the issuance of common stock in the subsequent period.

The Company has previously granted certain performance-based stock units that vest based on the achievement of targeted capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified companies. The requisite service periods for these performance-based awards were based on the Company’s estimate of when the performance conditions will be met. Compensation expense was recognized for performance-based awards for which the performance condition is considered probable of achievement. During the years ended December 31, 2021 and 2020, respectively, 6 thousand and 129 thousand performance-based stock units pursuant to these targeted capital return pools were canceled or forfeited. The Company recorded a reduction of compensation expense related to these performance-based awards of $0.1 million and $0.7 million for the years ended December 31, 2021 and 2020  respectively. During 2020 and in January 2022, the Company also granted a CEO bonus award that will be settled in the vesting of performance-based units based on criteria determined by the Board of Directors.  The performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis at target, or up to 120% with respect to the 2020 grant, for certain specified thresholds. The 2020 award resulted in $0.5 million of compensation cost in 2021 based upon the vesting of 85 thousand performance based units. The January 2022 award could result in the vesting of up to 80 thousand performance-based stock units.

Unrecognized compensation expense related to performance stock units and restricted stock at December 31, 2021 was immaterial.

While there were no stock options granted during 2021 and 2020, the Company had outstanding options that vest based on two different types of vesting schedules:

1) performance-based; and

2) service-based.

Performance-based option awards also entitled participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified companies. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated.  The Company did not issue any performance-based units during the years ended December 31, 2021 and 2020.  During the years ended December 31, 2021 and 2020, respectively, 1 thousand and 0 performance-based options vested and an immaterial amount of compensation cost was recognized.  During the years ended December 31, 2021 and 2020, respectively, 11 thousand and 72 thousand performance-based options were canceled or forfeited. The maximum number of unvested options at December 31, 2021 attainable under these grants was 10 thousand shares.

Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2021 and 2020, respectively, the Company issued no service-based options to employees and recorded $0.0 million of compensation expense from the vesting of previously issued awards. During the years ended December 31, 2021 and 2020, respectively, 5 thousand and 62 thousand service-based options were canceled or forfeited.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2020	179	15.27
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(134)	14.36
Outstanding at December 31, 2020	45	14.20
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(16)	14.20
Outstanding at December 31, 2021	29	14.20	1.85	$—
Options exercisable at December 31, 2021	19	14.06	2.43	—
Shares available for future grant	2,374

At December 31, 2021, total unrecognized compensation cost related to non-vested service-based options was immaterial. At December 31, 2021, total unrecognized compensation cost related to non-vested performance-based options was immaterial.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at January 1, 2020	287	$14.44
Granted	313	5.89
Vested	(174)	7.77
Forfeited	(139)	15.24
Unvested at December 31, 2020	287	8.78
Granted	163	7.21
Vested	(242)	6.82
Forfeited	(6)	14.99
Unvested at December 31, 2021	202	9.70

7. Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan for eligible employees. The Plan’s matching formula is 100% of the first 5% of participants’ qualified compensation. Compensation expense related to our matching contributions to the Plan for the years ended December 31, 2021 and 2020, were $0.1 million and $0.2 million, respectively.

8. Income Taxes

The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2021 and 2020.

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2021 and 2020 to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2021	2020
Statutory tax expense (benefit)	21.0%	(21.0)%
Increase (decrease) in taxes resulting from:
Nondeductible expenses	3.3	4.1
Valuation allowance	(24.3)	16.9
	0.0%	0.0%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax asset:
Carrying values of ownership interests and other holdings	$31,985	$38,361
Tax loss and credit carryforwards	77,045	76,023
Disallowed interest carryforwards	7,120	7,292
Accrued expenses	24	497
Stock-based compensation	268	302
Other	136	482
	116,578	122,957
Valuation allowance	(116,578)	(122,957)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company and its subsidiaries had federal net operating and capital loss carryforwards for tax purposes of approximately $367 million, of which approximately $52 million have an indefinite life. These carryforwards expire as follows:

Total
(In thousands)
2022	$47,137
2023	47,150
2024	50,140
2025	17,266
2026 and thereafter	152,923
$314,616

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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2021 and 2020.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2021 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Net Income (Loss) Per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2021	2020
	(In thousands, except per share data)
Basic:
Net income (loss)	$27,004	$(37,615)
Weighted average common shares outstanding	19,827	20,751
Net income (loss) per share	$1.36	$(1.81)
Diluted:
Net income (loss)	$27,004	$(37,615)
Weighted average common shares outstanding	19,827	20,751
Net income (loss) per share	$1.36	$(1.81)

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

Diluted income (loss) per share for the years ended December 31, 2021 and 2020 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At December 31, 2021 and 2020, options to purchase 29 thousand and 45 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 per share, and $10.37 to $17.11 per share per share, respectively, were excluded from the calculation.

•

At December 31, 2021 and 2020, unvested restricted stock, performance-based stock units and DSUs convertible into 0.2 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

10. Related Party Transactions

In the normal course of business, the Company’s officers and employees hold board positions with companies in which the Company has a direct or indirect ownership interest.

11. Commitments and Contingencies

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at December 31, 2021 which related to one of the Company's private equity holdings.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under severance agreements for remaining employees is approximately $1.0 million at December 31, 2021.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which include certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds and no bonus pool will be created if the transaction consideration is less than certain minimum thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company recorded compensation expense of $0.7 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively.  The Company paid $2.5 million during the year ended December 31, 2021 and has no amounts accrued under the LTIP as of   December 31, 2021.

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

12. Supplemental Cash Flow Information

During the years ended December 31, 2021 and 2020, the Company converted $1.0 million and $6.8 million, respectively, of advances into ownership interests.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment Reporting

The Company operates as one operating segment based upon the similar nature of its technology-driven companies, the functional alignment of the organizational structure, and the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources.

As of December 31, 2021 and 2020, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2021:
General and administrative expense	$2,463	$1,991	$1,564	$1,135
Operating loss	(2,463)	(1,991)	(1,564)	(1,135)
Other income (loss), net	706	6,733	20,588	(5,992)
Interest income	53	74	70	79
Equity income (loss), net	19,329	(5,136)	(761)	(1,586)
Net loss before income taxes	17,625	(320)	18,333	(8,634)
Income tax benefit (expense)	—	—	—	—
Net loss	$17,625	$(320)	$18,333	$(8,634)
Net loss per share (a)
Basic	$0.84	$(0.02)	$0.88	$(0.51)
Diluted	$0.84	$(0.02)	$0.88	$(0.51)
2020:
General and administrative expense	$3,532	$2,028	$2,275	$1,631
Operating loss	(3,532)	(2,028)	(2,275)	(1,631)
Other income (loss), net	(3,567)	(2,658)	(820)	(663)
Interest income	105	52	52	52
Equity income (loss), net	(9,014)	(5,277)	(1,300)	(5,111)
Net income (loss) before income taxes	(16,008)	(9,911)	(4,343)	(7,353)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(16,008)	$(9,911)	$(4,343)	$(7,353)
Net income (loss) per share (a)
Basic	$(0.77)	$(0.48)	$(0.21)	$(0.35)
Diluted	$(0.77)	$(0.48)	$(0.21)	$(0.35)

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

15. Subsequent Events

During February 2022, the Company funded an additional $2.0 million of convertible loans to Prognos Health, Inc.  The Company has previously deployed an aggregate of $12.6 million.  Prognos is a healthcare platform company transforming the ability to access, manage and analyze healthcare data in partnership with Life Sciences brands, payers, and clinical diagnostics organizations. Prognos’ innovations enhance the value of laboratory results and clinical diagnostic data through advanced analytics and artificial intelligence technique.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 are functioning effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
1.a	Description
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Amended and Restated Safeguard Scientifics, Inc. Transaction bonus plan	Form 10-Q 8/12/20	10.6
10.7	Compensation Summary — Non-employee Directors	—	—
10.9.2*	Letter Agreement between Safeguard Scientifics, Inc. and Eric Salzman dated December 21, 2021	Form 8-K 12/21/21	10.1

10.12*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Mark Herndon dated September 17, 2018	Form 8-K 9/18/18	99.1
10.13*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.14	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.15	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.16	Lease Agreement, effective February 2, 2015, between Safeguard Scientifics, Inc., a Pennsylvania corporation, and Radnor Properties-SDC, L.P., a Delaware limited partnership	Form 10-Q 4/24/15	10.1
10.17	Sublease Agreement, effective March 15, 2019, by and between Safeguard Scientifics, Inc., a Pennsylvania corporation and the subtenant named therein	Form 8-K 3/20/19	10.1
14.1	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	—	—
23.2 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	ERIC C. SALZMAN
Eric C. Salzman
Chief Executive Officer

Dated: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ERIC C. SALZMAN	Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Eric C. Salzman
MARK A. HERNDON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Mark A. Herndon
RUSSELL D. GLASS	Director	March 11, 2022
Russell D. Glass
JOSEPH M. MANKO, JR.	Director	March 11, 2022
Joseph M. Manko, Jr.
MAUREEN F. MORRISON	Director	March 11, 2022
Maureen F. Morrison
ROBERT J. ROSENTHAL	Chairman of the Board of Directors	March 11, 2022
Robert J. Rosenthal