Form 10-Q
period 2022-03-31
SAFEGUARD SCIENTIFICS INC
filed 2022-05-06
CIK 86115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Number of shares outstanding as of May 2, 2022

Common Stock 16,410,543

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$19,407	$24,739
Restricted cash	25	25
Ownership interests	2,552	4,549
Prepaid expenses and other current assets	914	965
Total current assets	22,898	30,278
Right-of-use asset, net	1,497	1,561
Ownership interests and advances	21,573	21,972
Other assets	230	217
Total Assets	$46,198	$54,028
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$41
Accrued compensation and benefits	85	794
Accrued expenses and other current liabilities	550	524
Lease liability - current	375	375
Total current liabilities	1,010	1,734
Lease liability - non-current	1,589	1,678
Other long-term liabilities	50	50
Total Liabilities	2,649	3,462
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,157	2,157
Additional paid-in capital	805,787	806,638
Treasury stock, at cost; 5,094 and 5,068 shares at March 31, 2022 and December 31, 2021, respectively	(48,026)	(48,569)
Accumulated deficit	(716,344)	(709,635)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	43,549	50,566
Total Liabilities and Equity	$46,198	$54,028

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
General and administrative expense	$1,234	$2,463
Operating loss	(1,234)	(2,463)
Other income (loss), net	(1,997)	706
Interest income	101	53
Equity income (loss), net	(3,579)	19,329
Net income (loss) before income taxes	(6,709)	17,625
Income tax benefit (expense)	—	—
Net income (loss)	$(6,709)	$17,625

Net income (loss) per share:
Basic	$(0.40)	$0.84
Diluted	$(0.40)	$0.84
Weighted average shares used in computing income (loss) per share:
Basic	16,587	20,902
Diluted	16,587	20,930

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net cash used in operating activities	$(1,001)	$(2,157)
Cash Flows from Investing Activities:
Proceeds from sales of ownership interests	298	9,419
Advances and loans to ownership interests	(3,400)	(1,000)
Net cash (used in) provided by investing activities	(3,102)	8,419
Cash Flows from Financing Activities:
Repurchases of Company common stock	(779)	—
Tax withholdings related to equity-based awards	(450)	(88)
Net cash used in financing activities	(1,229)	(88)
Net change in cash, cash equivalents and restricted cash	(5,332)	6,174
Cash, cash equivalents and restricted cash at beginning of period	24,764	15,601
Cash, cash equivalents and restricted cash at end of period	$19,432	$21,775

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands, except share data)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2021	$50,566	$(709,635)	$(25)	21,573	$2,157	$806,638	5,068	$(48,569)
Net loss	(6,709)	(6,709)	—	—	—	—	—	—
Repurchases of common stock	(779)	—	—	—	—	—	148	(779)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	303	—	—	—	—	(1,019)	(122)	1,322
Stock-based compensation expense	168	—	—	—	—	168	—	—
Balance - March 31, 2022	$43,549	$(716,344)	$(25)	21,573	$2,157	$805,787	5,094	$(48,026)

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

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

Liquidity

As of March 31, 2022 the Company had $19.4 million of cash and cash equivalents.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders. We have considered and taken action on various initiatives including the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  As we seek to provide additional funding to existing companies where we have an ownership interest, we may be required to expend our cash or incur debt, which will decrease our liquidity.  From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.

The Company believes that its cash and cash equivalents at March 31, 2022 will be sufficient to fund operations past one year from the issuance of these Consolidated Financial Statements.

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

In addition to holding voting and non-voting equity securities, the Company also periodically makes advances to its companies in the form of promissory notes which are included in the Ownership interests and advances on the Consolidated Balance Sheets.

Equity Method. The Company accounts for ownership interests whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an ownership interest depends on the evaluation of several factors including, among others, representation on the board of directors and our ownership level, which is generally a 20% to 50% interest in the voting securities of a company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company records the initial ownership interest at cost. Under the equity method of accounting, the Company does not reflect a company’s financial statements within our Consolidated Financial Statements; however, our share of the income or loss of such company is reflected in Equity income (loss), net in the Consolidated Statements of Operations. The Company also adjusts the carrying value to reflect third party invetments in the ownership interests, which typically result in a dilution gain. The Company includes the carrying value of equity method companies in Ownership interests and advances on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these companies.

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

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  As of March 31, 2022 those ownership interests consist of approximately 1.3 million shares of Bright Health Group ("Bright Health") common shares valued at $2.6 million.

Comprehensive Income (loss)

During the quarter ended March 31, 2022 and 2021, there were no items of comprehensive income (loss).

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

Impairment charges related to equity method companies are included in Equity income (loss), net in the Consolidated Statements of Operations. Impairment charges related to non-equity method companies are included in Other income (loss), net in the Consolidated Statements of Operations.

The reduced cost basis of a previously impaired company accounted for using the Equity method is not written-up even if circumstances suggest the value of the company has subsequently recovered.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	March 31, 2022	December 31, 2021
	(Unaudited - In thousands)
Equity Method:
Companies	$17,292	$21,091
Private equity funds	117	117
	17,409	21,208
Other Method:
Companies, fair value	2,552	4,549
Companies, fair value measurement alternative	514	514
Private equity funds, fair value measurement alternative	250	250
	3,316	5,313
Advances to companies	3,400	—
	$24,125	$26,521

There were no impairments recorded during the three months ended March 31, 2022 or 2021, respectively.

As of March 31, 2022, the Company held ownership interests accounted for using the equity method in 9 non-consolidated companies.  Certain of the Company's ownership interests as of March 31, 2022 included the following:

Company Name	Safeguard Primary Ownership as of March 31, 2022	Accounting Method
Aktana, Inc.	13.4%	Equity
Clutch Holdings, Inc.	41.7%	Equity
InfoBionic, Inc.	25.2%	Equity
Lumesis, Inc.	43.2%	Equity
MediaMath, Inc.	13.2%	Other
meQuilibrium	31.9%	Equity
Moxe Health Corporation	27.6%	Equity
Prognos Health Inc.	28.5%	Equity
Syapse, Inc.	11.0%	Equity
Trice Medical, Inc.	12.6%	Equity

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three months ended March 31, 2022 and 2021, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of the equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended March 31,
	2022	2021
	(Unaudited - In thousands)
Results of Operations:
Revenue	$38,811	$40,168
Gross profit	$24,920	$28,228
Net loss	$(30,862)	$(23,021)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the three month period ended  March 31, 2022:

The Company funded $2.0 million of convertible loans to Prognos Health Inc.  The Company had previously deployed an aggregate of $12.6 million.  Prognos is a healthcare platform company transforming the ability to access, manage and analyze healthcare data in partnership with Life Sciences brands, payers, and clinical diagnostics organizations.  Prognos' innovations enhance the value of laboratory results and clinical diagnostic data through advanced analtics and articificial intelligence techniques.

The Company funded $1.4 million of convertible loans to Clutch Holdings, Inc. The Company had previously deployed an aggregate of $16.9 million.  Clutch provides customer intelligence and personalized engagements that empower consumer-focused businesses to identify, understand and motivate each segment of their customer base.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

	Carrying	Fair Value Measurement at March 31, 2022
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$19,407	$19,407	$—	$—

Restricted cash	$25	$25	$—	$—

Ownership interests	$2,552	$2,552	$—	$—

	Carrying	Fair Value Measurement at December 31, 2021
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$24,739	$24,739	$—	$—

Restricted cash	$25	$25	$—	$—

Ownership interests	$4,549	$4,549	$—	$—

Ownership interests accounted for at fair value as of March 31, 2022 consist of approximately 1.3 million common shares of Bright Health.  The securities are carried at fair value based on the closing stock price on the last trading day of the reporting period.

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited - In thousands)
General and administrative expense	$314	$245
	$314	$245

Stock-based compensation consists of time based awards to employees, liability based awards to employees to be settled in stock, performance based awards to employees, other non-employee grants and liability based awards to Directors for quarterly and annual services.  During the three months ended March 31, 2022 and 2021, the Company awarded 10 thousand and 11 thousand restricted stock awards, respectively to non-employee directors for compensation.  The Company also issued 162 thousand shares for employee services and 9 thousand shares for non-employee services during the three months ended March 31, 2022, respectively, based on the terms of service agreements.

6. Income Taxes

The Company recorded no consolidated income tax benefit (expense) for the three months ended March 31, 2022 and 2021. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three months ended March 31, 2022 was offset by changes in the valuation allowance. During the three months ended March 31, 2022, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(6,709)	$17,625
Weighted average common shares outstanding	16,587	20,902
Net income (loss) per share	$(0.40)	$0.84

Diluted:
Net income (loss) for dilutive share computation	$(6,709)	$17,625

Number of shares used in basic per share computation	16,587	20,902
Unvested restricted stock and DSU's	—	28
Employee stock options	—	—
Weighted average common shares outstanding	16,587	20,930

Net income (loss) per dilutive share	$(0.40)	$0.84

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

Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At March 31, 2022 and 2021, options to purchase 21 thousand and 45 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 and $10.37 to $17.11, respectively, were excluded from the calculations.

•

At March 31, 2022 and 2021, unvested restricted stock, performance-based stock units and DSUs convertible into 0.2 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

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

As of March 31, 2022 and December 31, 2021, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at March 31, 2022 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2022 (nine months ending December 31)	$452	$408
2023	607	557
2024	613	573
2025	619	590
2026	207	199
2027	—	—
Thereafter	—	—
Total future minimum lease payments	2,498	$2,327
Less imputed interest	(534)
Total operating lease liabilities	$1,964

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

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at March 31, 2022 which related to one of the Company's private equity fund interests.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consisent with the business strategy.  Under the LTIP, participants, which include certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to certain specified vesting thresholds (some of which have already been met and paid) or specified events. The remaining bonus pool will range from an amount equal to 1.0% of incremental proceeds received at the next threshold to 1.3% at higher thresholds.  A minimum pool will also be created and paid under specified events. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company did not make any payments during the three months ended March 31, 2021 and has no amounts accrued as of March 31, 2022.

The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.9 million at March 31, 2022.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under such authorization during 2021 or the three months ended March 31, 2022.

In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2022, the Company repurchased 147,795 shares for an aggregate price of $0.8 million at an average cost at $5.27 per share pursuant to this plan.

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

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders. We have considered and taken action on various initiatives including the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend.  In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  We will continue to actively work with our ownership interests to seek monetization opportunities while we also evaluate additional strategic alternatives.  These strategic alternatives could include the sale of all of our ownership interests in a single transaction or a series of transactions, merger, business combinations or other strategic transactions.

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

The following is a listing of certain of our ownership interests as of  March 31, 2022 and 2021, respectively.  The ownership percentages indicated below are presented as of March 31, 2022 for certain companies in which we held ownership interests and reflects the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of March 31,
Company Name	2022	2021	Accounting Method
Aktana, Inc.	13.4%	15.0%	Equity
Clutch Holdings, Inc.	41.7%	42.3%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
Lumesis, Inc.	43.2%	43.4%	Equity
MediaMath, Inc.	13.2%	13.3%	Other
meQuilibrium	31.9%	32.0%	Equity
Moxe Health Corporation	27.6%	27.6%	Equity
Prognos Health Inc.	28.5%	28.5%	Equity
Syapse, Inc.	11.0%	11.1%	Equity
Trice Medical, Inc.	12.6%	16.6%	Equity

Three months ended March 31, 2022 versus the three months ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Variance
	(In thousands)
General and administrative expense	$(1,234)	$(2,463)	$1,229
Other income (loss), net	(1,997)	706	(2,703)
Interest income	101	53	48
Equity income (loss), net	(3,579)	19,329	(22,908)
	$(6,709)	$17,625	$(24,334)

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense decreased for the three months ended March 31, 2022 as compared to the prior year quarter due to lower severance costs of $0.8 million, lower employee compensation of $0.5 million, lower insurance costs of $0.1 million and various other lower costs. General and administrative expense includes stock based compensation of $0.3 million for the three months ended March 31, 2022 as compared to $0.25 million in the comparable prior year quarter.  General and administrative expenses for the three months ended March 31, 2021 included $0.25 million estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.    There was no expense recognized pursuant to the LTIP for the three month period ended March 31, 2022.  The Company did not make any payments during the quarter.

Other Income (loss), net. Other income (loss), net decreased $2.7 million for the three months ended March 31, 2022 compared to the prior year quarter.  During the three months ended March 31, 2022, the Company recorded an unrealized loss of $2.0 million related to the decline in the fair value of Bright Health common stock.  During the three months ended March 31, 2021, the Company recorded a $0.7 million gain on the sale of T-REX Group, Inc to a secondary investor for $3 million in cash proceeds.

Interest Income. Interest income increased during the three months ended March 31, 2022 as compared to the prior year period primarily attributable to a higher average balance of advances to ownership interests.

Equity Income (loss), net. Equity income (loss), net decreased $22.9 million for the three months ended March 31, 2022 compared to the prior year period. The components of equity income (loss), net for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Variance
	(In thousands)
Gains on sales of ownership interests, net	$298	$16,508	$(16,210)
Unrealized dilution gains	—	7,302	(7,302)
Share of loss of our equity method companies, net	(3,877)	(4,481)	604
	$(3,579)	$19,329	$(22,908)

There were no material gains on sales of ownership interests, net, or impairments from ownership interests accounted for under the equity method during the three months ended March 31, 2022 and 2021  During the three months ended March 31, 2021, Zipnosis was acquired by Bright Health.  The Company received $3.3 million in cash proceeds and $15.3 million in preferred equity in Bright Health. The unrealized dilution gains for the three months ended March 31, 2021 was the result of Syapse, who raised additional equity capital that diluted the Company's interest.  The change in our share of loss of our equity method companies for the three months ended March 31, 2022 compared to the prior year period of $0.6 million was due to less companies in 2022 and a decrease in losses associated with our ownership interests.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2022 and 2021. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the three months ended March 31, 2022 and 2021 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2022, we had $19.4 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2021 and the three months ended March 31, 2022, we did not repurchase any shares under this authorization.  In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company purchased 147,795 shares for an aggregate price of $0.8 million at an average cost at $5.27 per share pursuant to this plan.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at March 31, 2022 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Three Months Ended March 31,
	2022	2021	Variance
	(In thousands)
Net cash used in operating activities	$(1,001)	$(2,157)	$1,156
Net cash (used in) provided by investing activities	(3,102)	8,419	(11,521)
Net cash used in financing activities	(1,229)	(88)	(1,141)
	$(5,332)	$6,174	$(11,506)

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $1.2 million for the three months ended March 31, 2022 compared to the prior year period. The activity during the three months ended March 31, 2022 was primarily the result of various non-cash adjustments to net loss, including $3.6 million of equity loss and a $2.0 million unrealized loss on the decrease in fair value of Bright Health common stock.  The activity during the three months ended March 31, 2021 was primarily the result of various non-cash adjustments to net income, including $19.3 million of equity income.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities decreased by $11.5 million for the three months ended March 31, 2022 compared to the prior year period. During the three months ended March 31, 2022, the Company funded an aggregate of $3.4 million to Prognos Health and Clutch Holdings as compared $1.0 million funded to Trice Medical during the three months ended March 31, 2021.  The Company also received an aggregate of $9.4 million of cash proceeds from the WebLinc, Zipnosis and T-REX transactions during the three months ended March 31, 2021.

Net Cash Used In Financing Activities

Net cash used in financing activities increased by $1.1 million for the three months ended March 31, 2022 compared to the prior year.  The increase was primarily the result of $0.8 million in repurchases of our common stock.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2022, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2022 (remainder)	2023 and 2024	2025 and 2026	After 2026
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$2.5	0.5	1.2	0.8	—
Total Contractual Cash Obligations (b)	$2.5	$0.5	$1.2	$0.8	$—

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $2.3 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.9 million at March 31, 2022 (not reflected in the table above).

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

In January 2018, we announced that we will not deploy any capital into new companies.  We will instead focus on supporting, and maximizing monetization opportunities for, our existing company interests to return value to shareholders.  In that context, we have considered and continue to consider monetization initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, the sale of all of our ownership interests in a single transaction or a series of transactions, business combinations and other strategic transactions as well as other opportunities to maximize shareholder value.  However, this strategic plan may require providing additional capital and operational support to such existing companies and we may not be able to complete any such transaction during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  In addition, there can be no assurance that any exploration of a strategic transaction will result in any strategic change or outcome and disclosure of any developments related to such exploration may not be disclosed until required.  Further, if one or more transactions are completed, there can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with such transaction.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  The method, timing and amount of any return of value resulting from such a transaction will also be at the discretion of our Board of Directors and may depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

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

To varying degrees, the economic and market conditions caused by the COVID-19 pandemic have negatively impacted, and continue to negatively impact, the companies in which we have ownership interests, including, without limitation, their operations, supply chains, sales infrastructures and the demand for their products and services.  This is negatively affecting their businesses, financial conditions and operating results.  As a result, we may be required to provide additional capital to certain companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The COVID-19 pandemic is also impacting the mergers and acquisitions market for certain companies, which in some cases has resulted in lower valuation expectations and extended exit timelines for such companies. This, in turn, could negatively affect the amount and timing of the monetization opportunities for such companies and our ability to return value to shareholders.

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

Our strategy involves creating value for our shareholders by helping our companies build value and, if appropriate, access the public and private capital markets. Therefore, our success is dependent on the value of our companies as determined by the public and private capital markets. Many factors, including reduced market interest, may cause the market value of our companies to decline. If valuations in the market sectors in which our companies participate decline, their access to the public and private capital markets on terms acceptable to them may be limited.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2022, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2022 - January 31, 2022	60,060	$7.10	—	$18,996,988
February 1, 2022 - February 28, 2022	1,802	$6.21	—	$18,996,988
March 1, 2022 - March 31, 2022	150,337	$5.26	147,795	$16,857,411
Total	212,199	$5.79	147,795

(a)

During the first quarter of 2022, the Company repurchased an aggregate of 64 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

(b)

In July 2015, our Board of Directors authorized the Company to repurchase shares of its outstanding common stock with an aggregate value of up to $25.0 million. These repurchases may be made in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 of the Exchange Act, based on market conditions, stock price, and other factors. In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase programs does not obligate the Company to acquire any specific number of shares.

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

Exhibit Number	Description

31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	May 6, 2022	/s/ Eric C. Salzman
Eric C. Salzman
Chief Executive Officer
Date:	May 6, 2022	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer