Form 10-Q
period 2022-09-30
SAFEGUARD SCIENTIFICS INC
filed 2022-11-04
CIK 86115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Number of shares outstanding as of October 31, 2022

Common Stock 16,322,214

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$15,033	$24,739
Restricted cash	25	25
Marketable securities	5,953	—
Ownership interests	1,389	4,549
Prepaid expenses and other current assets	1,414	965
Total current assets	23,814	30,278
Right-of-use asset, net	1,362	1,561
Ownership interests and advances	17,870	21,972
Other assets	344	217
Total Assets	$43,390	$54,028
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9	$41
Accrued compensation and benefits	413	794
Accrued expenses and other current liabilities	1,034	524
Lease liability - current	415	375
Total current liabilities	1,871	1,734
Lease liability - non-current	1,362	1,678
Other long-term liabilities	50	50
Total Liabilities	3,283	3,462
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,157	2,157
Additional paid-in capital	804,712	806,638
Treasury stock, at cost; 5,235 and 5,068 shares at September 30, 2022 and December 31, 2021, respectively	(47,712)	(48,569)
Accumulated deficit	(719,025)	(709,635)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	40,107	50,566
Total Liabilities and Equity	$43,390	$54,028

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expense	$1,360	$1,564	$3,740	$6,018
Operating loss	(1,360)	(1,564)	(3,740)	(6,018)
Other income (loss), net	(1,012)	20,588	(2,979)	28,027
Interest income	230	70	476	197
Equity income (loss), net	(1,022)	(761)	(3,147)	13,432
Net income (loss) before income taxes	(3,164)	18,333	(9,390)	35,638
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(3,164)	$18,333	$(9,390)	$35,638

Net income (loss) per share:
Basic	$(0.19)	$0.88	$(0.57)	$1.71
Diluted	$(0.19)	$0.88	$(0.57)	$1.71
Weighted average shares used in computing income (loss) per share:
Basic	16,281	20,786	16,405	20,847
Diluted	16,281	20,786	16,405	20,847

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net cash used in operating activities	$(2,660)	$(5,444)
Cash Flows from Investing Activities:
Proceeds from sales of ownership interests	6,534	58,559
Advances and loans to ownership interests	(5,045)	(2,718)
Purchases of marketable securities	(5,952)	—
Net cash (used in) provided by investing activities	(4,463)	55,841
Cash Flows from Financing Activities:
Repurchases of Company common stock	(2,060)	(1,639)
Tax withholdings related to equity-based awards	(523)	(123)
Net cash used in financing activities	(2,583)	(1,762)
Net change in cash, cash equivalents and restricted cash	(9,706)	48,635
Cash, cash equivalents and restricted cash at beginning of period	24,764	15,601
Cash, cash equivalents and restricted cash at end of period	$15,058	$64,236

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands, except share data)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2021	$50,566	$(709,635)	$(25)	21,573	$2,157	$806,638	5,068	$(48,569)
Net loss	(6,709)	(6,709)	—	—	—	—	—	—
Repurchases of common stock	(779)	—	—	—	—	—	148	(779)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	303	—	—	—	—	(1,019)	(122)	1,322
Stock-based compensation expense	168	—	—	—	—	168	—	—
Balance - March 31, 2022	$43,549	$(716,344)	$(25)	21,573	$2,157	$805,787	5,094	$(48,026)
Net income	483	483	—	—	—	—	—	—
Repurchases of common stock	(945)	—	—	—	—	—	221	(945)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	65	—	—	—	—	(489)	(54)	554
Stock-based compensation expense	143	—	—	—	—	143	—	—
Balance - June 30, 2022	$43,295	$(715,861)	$(25)	21,573	$2,157	$805,441	5,261	$(48,417)
Net loss	(3,164)	(3,164)	—	—	—	—	—	—
Repurchases of common stock	(337)	—	—	—	—	—	84	(337)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	48	—	—	—	—	(994)	(110)	1,042
Stock-based compensation expense	265	—	—	—	—	265	—	—
Balance - September 30, 2022	$40,107	$(719,025)	$(25)	21,573	$2,157	$804,712	5,235	$(47,712)

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

Liquidity

As of September 30, 2022 the Company had $15.0 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents at September 30, 2022 will be sufficient to fund operations past one year from the issuance of these Consolidated Financial Statements.

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

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  As of September 30, 2022 those ownership interests consist of approximately 1.3 million shares of Bright Health Group ("Bright Health") common shares valued at $1.4 million.

Comprehensive Income (loss)

During the quarter and nine month periods ended September 30, 2022 and 2021, there were no items of comprehensive income (loss).

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	September 30, 2022	December 31, 2021
	(Unaudited - In thousands)
Equity Method:
Companies	$12,210	$21,091
Private equity funds	117	117
	12,327	21,208
Other Method:
Companies, fair value	1,389	4,549
Companies, fair value measurement alternative	687	514
Private equity funds, fair value measurement alternative	250	250
	2,326	5,313
Advances to companies	4,606	—
	$19,259	$26,521

In September 2022, Lumesis, Inc. was acquired by another entity for cash.  The Company received $5.3 million in cash proceeds in connection with this transaction, excluding holdbacks and escrows.  Additional cash proceeds may be received from the final determination of net working capital in the fourth quarter and the resolution of other various contingencies some of which will not be recognized until resolved.  This transaction resulted in a gain of $4.7 million, including $0.8 million other receivable related to an indemnification escrow, for the three and nine month periods ended September 30, 2022.

There were no impairments recorded during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recorded an impairment of $2.5 million related to reduced expectations for certain Other ownership interests, which is reflected in Other income (loss) in the consolidated Statement of Operations.

As of  September 30, 2022, the Company held ownership interests accounted for using the equity method in 8 non-consolidated companies.  Certain of the Company's ownership interests as of September 30, 2022 included the following:

Company Name	Safeguard Primary Ownership as of September 30, 2022	Accounting Method
Aktana, Inc.	13.6%	Equity
Clutch Holdings, Inc.	41.7%	Equity
InfoBionic, Inc.	25.2%	Equity
meQuilibrium	31.5%	Equity
Moxe Health Corporation	19.3%	Equity
Prognos Health Inc.	28.4%	Equity
Syapse, Inc.	11.0%	Equity
Trice Medical, Inc.	12.6%	Equity

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three and nine months ended September 30, 2022 and 2021, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of the equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited - In thousands)
Results of Operations:
Revenue	$34,170	$35,447	$109,460	$106,097
Gross profit	$19,741	$23,023	$67,314	$69,124
Net loss	$(41,071)	$(25,390)	$(106,258)	$(77,092)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the nine month period ended  September 30, 2022:

The Company funded $1.6 million of convertible loans to Syapse, Inc.  The Company had previously deployed an aggregate of $25.0 million.  Syapse drives healthcare transformation through precision medicine, enabling provider systems to improve clinical outcomes, streamline operations, and shift to new payment models.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature. Marketable securities consist of  U.S. Treasury Bills and are carried at amortized cost, which approximates fair value at September 30, 2022. The Company did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

	Carrying	Fair Value Measurement at September 30, 2022
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$15,033	$15,033	$—	$—

Restricted cash	$25	$25	$—	$—

Ownership interests	$1,389	$1,389	$—	$—

Marketable securities:
U.S. Treasury Bills	$5,953	$5,953	$—	$—

	Carrying	Fair Value Measurement at December 31, 2021
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$24,739	$24,739	$—	$—

Restricted cash	$25	$25	$—	$—

Ownership interests	$4,549	$4,549	$—	$—

Ownership interests accounted for at fair value as of September 30, 2022 consist of approximately 1.3 million common shares of Bright Health.  The securities are carried at fair value based on the closing stock price on the last trading day of the reporting period.

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited - In thousands)
General and administrative expense	$560	$484	$1,136	$1,469
	$560	$484	$1,136	$1,469

Stock-based compensation consists of time based awards to employees, liability based awards to employees to be settled in stock, performance based awards to employees, other non-employee grants and liability based awards to Directors for quarterly and annual services.  During the nine months ended September 30, 2022 and 2021, the Company awarded 142 thousand and 74 thousand restricted stock awards, respectively to non-employee directors for compensation.  The Company also issued 162 thousand shares for employee services and 15 thousand shares for non-employee services during the nine months ended September 30, 2022, respectively, based on the terms of service agreements.

6. Income Taxes

The Company recorded no consolidated income tax benefit (expense) for the three and nine months ended September 30, 2022 and 2021. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three and nine months ended September 30, 2022 was offset by changes in the valuation allowance. During the three and nine months ended September 30, 2022, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(3,164)	$18,333	$(9,390)	$35,638
Weighted average common shares outstanding	16,281	20,786	16,405	20,847
Net income (loss) per share	$(0.19)	$0.88	$(0.57)	$1.71

Diluted:
Net income (loss) for dilutive share computation	$(3,164)	$18,333	$(9,390)	$35,638

Number of shares used in basic per share computation	16,281	20,786	16,405	20,847
Unvested restricted stock and DSU's	—	—	—	—
Employee stock options	—	—	—	—
Weighted average common shares outstanding	16,281	20,786	16,405	20,847

Net income (loss) per dilutive share	$(0.19)	$0.88	$(0.57)	$1.71

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

Diluted earnings per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At September 30, 2022 and 2021, options to purchase 18 thousand and 31 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 and $10.37 to $17.11, respectively, were excluded from the calculations.

•

At September 30, 2022 and 2021, unvested restricted stock and performance-based stock units convertible into 0.2 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

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

As of September 30, 2022 and December 31, 2021, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at September 30, 2022 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2022 (six months ending December 31)	$151	$136
2023	607	557
2024	613	573
2025	619	590
2026	207	199
2027	—	—
Thereafter	—	—
Total future minimum lease payments	2,197	$2,055
Less imputed interest	(421)
Total operating lease liabilities	$1,776

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

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at September 30, 2022 which related to one of the Company's private equity fund interests.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which include certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to certain specified vesting thresholds (some of which have already been met and paid) or specified events. The remaining bonus pool will range from an amount equal to 1.0% of incremental proceeds received at the next threshold to 1.3% at higher thresholds.  A minimum pool will also be created and paid under specified events. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company did not make any payments during the nine months ended September 30, 2022 and has no amounts accrued as of September 30, 2022.

The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.7 million at September 30, 2022.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under such authorization during 2021 or the nine months ended September 30, 2022.

In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2022, the Company repurchased 453,535 shares for an aggregate price of $2.1 million at an average cost at $4.54 per share pursuant to this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, our ability to make good decisions about the deployment of capital, the uncertainty of the outcomes of corporate strategic transactions, if any, the uncertainty of the future performance of our companies, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our holdings, fluctuations in the market prices of our publicly traded holdings, competition, our inability to obtain maximum value for our ownership interests, or at all, and the return of value to our shareholders, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our ownership interests operate, our inability to control our ownership interests, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of our ownership interests have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which Safeguard's ownership interests operate, including the impact of COVID-19, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors” in Safeguard's Annual Report on Form 10-K and updated, as applicable, in “Factors that May Affect Future Results” and Item 1A. “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

The following is a listing of certain of our ownership interests as of  September 30, 2022 and 2021, respectively.  The ownership percentages indicated below are presented as of September 30, 2022 for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of September 30,
Company Name	2022	2021	Accounting Method
Aktana, Inc.	13.6%	15.0%	Equity
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
meQuilibrium	31.5%	31.9%	Equity
Moxe Health Corporation	19.3%	27.6%	Equity
Prognos Health Inc.	28.4%	28.5%	Equity
Syapse, Inc.	11.0%	11.1%	Equity
Trice Medical, Inc.	12.6%	12.6%	Equity

Three months ended September 30, 2022 versus the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Variance
	(In thousands)
General and administrative expense	$(1,360)	$(1,564)	$204
Other income (loss), net	(1,012)	20,588	(21,600)
Interest income	230	70	160
Equity income (loss), net	(1,022)	(761)	(261)
	$(3,164)	$18,333	$(21,497)

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense decreased for the three months ended September 30, 2022 as compared to the prior year quarter due to lower employee compensation of $0.2 million and various other lower costs. General and administrative expense includes stock based compensation of $0.6 million for the three months ended September 30, 2022 as compared to $0.5 million in the comparable prior year quarter.  General and administrative expenses for the three months ended September 30, 2021 included $0.2 million estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  There was no expense recognized pursuant to the LTIP for the three month period ended September 30, 2022.  The Company did not make any payments during the quarter.

Other Income (loss), net. Other income (loss), net decreased $21.6 million for the three months ended September 30, 2022 compared to the prior year quarter.  During the three months ended September 30, 2022, the Company recorded an unrealized loss of $1.0 million related to the decline in the fair value of Bright Health common stock.  During the three months ended September 30, 2021, the Company recorded a gain of $32.3 million resulting from the acquisition of Flashtalking by another entity, and the Company also recorded an unrealized loss of $11.9 million related to the decline in the fair value of Bright Health common stock.

Interest Income. Interest income increased during the three months ended September 30, 2022 as compared to the prior year period primarily attributable to a higher average balance of advances to ownership interests.

Equity Income (loss), net. Equity income (loss), net decreased $0.3 million for the three months ended September 30, 2022 compared to the prior year period. The components of equity income (loss), net for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Variance
	(In thousands)
Gains on sales of ownership interests, net	$5,020	$346	$4,674
Unrealized dilution gains	—	1,950	(1,950)
Share of loss of our equity method companies, net	(6,042)	(3,057)	(2,985)
	$(1,022)	$(761)	$(261)

The Company recorded a gain of $4.7 million during the three months ended September 30, 2022 with respect to the Lumesis sale where the Company received $5.3 million in cash proceeds, excluding holdbacks and escrows.  Additional cash proceeds may be received from the final determination of net working capital in the fourth quarter and the resolution of other various escrow contingencies when resolved.  This transaction included $0.8 million other receivable related to an indemnification that expires one year from the transaction date.  There were no material gains on sales of ownership interests, net, from ownership interests accounted for under the equity method during the three months ended September 30, 2021. The unrealized dilution gains for the three months ended September 30, 2021 was the result of Trice Medical, who raised additional equity capital that diluted the Company's interest.  The increase in our share of loss of our equity method companies for the three months ended September 30, 2022 compared to the prior year period of $3.0 million was due to increased losses associated with certain of our ownership interests.

Nine months ended September 30, 2022 versus the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Variance
	(In thousands)
General and administrative expense	$(3,740)	$(6,018)	$2,278
Other income (loss), net	(2,979)	28,027	(31,006)
Interest income	476	197	279
Equity income (loss), net	(3,147)	13,432	(16,579)
	$(9,390)	$35,638	$(45,028)

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense decreased for the nine months ended September 30, 2022 as compared to the prior year quarter due to lower employee compensation of $1.1 million, lower severance costs of $0.8 million, lower insurance costs of $0.2 million and various other lower costs. General and administrative expense includes stock based compensation of $1.1 million for the nine months ended September 30, 2022 as compared to $1.5 million in the comparable prior year quarter.  General and administrative expenses for the nine months ended September 30, 2021 included $0.7 million estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  There was no expense recognized pursuant to the LTIP for the nine month period ended September 30, 2022.  The Company did not make any payments during the quarter.

Other Income (loss), net. Other income (loss), net decreased $31.0 million for the nine months ended September 30, 2022 compared to the prior year quarter.  During the nine months ended September 30, 2022, the Company recorded an unrealized loss of $3.2 million related to the decline in the fair value of Bright Health common stock.  During the nine months ended September 30, 2021, the Company recorded a gain of $32.3 million from the acquisition of Flashtalking, a $1.9 million gain resulting from Velano Vascular and $0.9 million gain resulting from T-Rex, each of which were acquired by other entities.  The Company also recorded unrealized losses, net, of $4.5 million related to the observable price change and additional price movements in Bright Health common stock resulting from the initial public offering and subsequent market activity.  During the nine months ended September 30, 2021, the Company recorded an impairment of $2.5 million related to reduced expectations for certain Other ownership interests.

Interest Income. Interest income increased during the nine months ended September 30, 2022 as compared to the prior year period primarily attributable to a higher average balance of advances to ownership interests.

Equity Income (loss), net. Equity income (loss), net decreased $16.6.million for the nine months ended September 30, 2022 compared to the prior year period. The components of equity income (loss), net for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Variance
	(In thousands)
Gains on sales of ownership interests	$5,406	$17,134	$(11,728)
Unrealized dilution gains	5,285	9,252	(3,967)
Share of loss of our equity method companies, net	(13,838)	(12,954)	(884)
	$(3,147)	$13,432	$(16,579)

The Company recorded a gain of $4.7 million during the three months ended September 30, 2022 with respect to the Lumesis sale where the Company received $5.3 million in cash proceeds, excluding holdbacks and escrows.  Additional cash proceeds may be received from the final determination of net working capital in the fourth quarter and the resolution of other various escrow contingencies when until resolved.  This transaction included $0.8 million other receivable related to an indemnification that expires one year from the transaction date.  The Company recorded a gain of $17.3 million during the nine months ended September 30, 2021 with respect to the Zipnosis transaction where the Company received $3.5 million in cash proceeds and $15.3 million in preferred equity in Bright Health. The unrealized dilution gain for the nine months ended September 30, 2022 was the result of Moxe Health, who raised additional equity capital that diluted the Company's interest. The unrealized dilution gains for the nine months ended September 30, 2021 was the result of Syapse and Trice, who each raised additional equity capital that diluted the Company's interest in those entities. The increase in our share of loss of our equity method companies for the nine months ended September 30, 2022 compared to the prior year period of $0.9 million was due to less companies in 2022 which was more than offset by increases in losses associated with certain of our ownership interests.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2022 and 2021. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the nine months ended September 30, 2022 and 2021 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of September 30, 2022, we had $15.0 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2021 and the nine months ended September 30, 2022, we did not repurchase any shares under this authorization.  In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company purchased 453,535 shares for an aggregate price of $2.1 million at an average cost at $4.54 per share pursuant to this plan.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at September 30, 2022 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Nine Months Ended September 30,
	2022	2021	Variance
	(In thousands)
Net cash used in operating activities	$(2,660)	$(5,444)	$2,784
Net cash (used in) provided by investing activities	(4,463)	55,841	(60,304)
Net cash used in financing activities	(2,583)	(1,762)	(821)
	$(9,706)	$48,635	$(58,341)

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $2.8 million for the nine months ended September 30, 2022 compared to the prior year period. The activity during the nine months ended September 30, 2022 was primarily the result of various non-cash adjustments to net loss, including $3.1 million of equity loss and a $3.2 million unrealized loss on the decrease in fair value of Bright Health common stock.  The activity during the nine months ended September 30, 2021 was primarily the result of various non-cash adjustments to net income, including $13.4 million of equity income.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities decreased by $60.3 million for the nine months ended September 30, 2022 compared to the prior year period. During the nine months ended September 30, 2022, the Company funded an aggregate of $5.0 million to Syapse, Inc, Prognos Health and Clutch Holdings as compared to aggregate of $2.7 million funded to Trice Medical and Aktana during the nine months ended September 30, 2021.  During the nine months ended September 30, 2022, the Company received $5.3 million of cash proceeds from the Lumesis transaction and various other amounts resulting from the resolution or expiration of escrow contingencies, as compared to the Company receiving an aggregate of $58.6 million of cash proceeds from the Flashtalking, WebLinc, Zipnosis, T-REX and Velano Vascular transactions during the nine months ended September 30, 2021.

Net Cash Used In Financing Activities

Net cash used in financing activities increased by $0.8 million for the nine months ended September 30, 2022 compared to the prior year.  The increase was primarily the result of $2.1 million in repurchases of our common stock.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2022, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2022 (remainder)	2023 and 2024	2025 and 2026	After 2026
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$2.2	0.2	1.2	0.8	—
Total Contractual Cash Obligations (b)	$2.2	$0.2	$1.2	$0.8	$—

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $2.1 million through April 2026.

(b)	The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.7 million at September 30, 2022 (not reflected in the table above).

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

In January 2018, we announced that we will not deploy any capital into new companies.  We will instead focus on supporting, and maximizing monetization opportunities for, our existing company interests to return value to shareholders.  In that context, we have considered and continue to consider monetization initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, the sale of all of our ownership interests in a single transaction or a series of transactions, business combinations and other strategic transactions as well as other opportunities to maximize shareholder value.  However, this strategic plan may require providing additional capital and operational support to such existing companies and we may not be able to complete any such transaction during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  In addition, there can be no assurance that any exploration of a strategic transaction will result in any strategic change or outcome and disclosure of any developments related to such exploration may not be disclosed until required.  Further, if one or more strategic or other transactions are completed, we may be required to retain or reinvest additional capital and there can be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with such transaction.  Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  The method, timing and amount of any return of value resulting from such a transaction will also be at the discretion of our Board of Directors and may depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

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

The success or failure of many of our companies is dependent upon the ultimate effectiveness of newly-created technologies, medical devices, healthcare diagnostics, etc.

Our companies’ business strategies are often highly dependent upon the successful launch and commercialization of an innovative technology or device, including, without limitation, technologies or devices used in healthcare or digital media.  Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies and devices before we deploy capital into a company, sometimes the performance of the technology or device does not match our expectations or those of such company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such company.

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

The continuing costs and burdens associated with being a public company will constitute a much larger percentage of our expenses and we may in the future delist our common stock with the  NASDAQ exchange and seek to deregister our common stock with the SEC.

We will remain a public company and will continue to be subject to the listing standards of the NASDAQ exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize our company interests.  As part of such monetization efforts, we will likely in the future, once the majority of our company interests have been monetized, delist our common stock from the NASDAQ exchange and seek to deregister our common stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be completed at all, and we will continue to face the costs and burdens of being a public company until such time as our common stock is delisted with the NASDAQ exchange and deregistered with the SEC.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended September 30, 2022, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
July 1, 2022 - July 31, 2022	36,469	$3.91	33,927	$15,779,813
August 1, 2022 - August 31, 2022	26,362	$4.12	23,820	$15,681,775
September 1, 2022 - September 30, 2022	29,056	$4.00	26,514	$15,575,644
Total	91,887	$4.00	84,261

(a)

During the third quarter of 2022, the Company repurchased an aggregate of 8 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Exhibit Number	Description

31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	November 4, 2022	/s/ Eric C. Salzman
Eric C. Salzman
Chief Executive Officer
Date:	November 4, 2022	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer