Form 10-K
period 2022-12-31
SAFEGUARD SCIENTIFICS INC
filed 2023-03-10
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 1-5620

 Safeguard Scientifics, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road Suite F-200 Radnor, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 293-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.10 par value)	SFE	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $50,494,095 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of March 6, 2023 was 16,268,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

December 31, 2022

PART I

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our ownership interests, fluctuations in the market prices of our publicly traded ownership interests, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our companies operate, our inability to control our ownership interests, the uncertainty of the outcomes of corporate strategic transactions, if any, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of our ownership interests have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our ownership interests operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Item 1. Business

Business Overview

Historically, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. In many, but not all cases, we are actively involved influencing development through board representation and management support in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those ownership interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders. We have considered and taken action on various initiatives including the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend.  In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  In 2022, we repurchased 711,481 shares for $2.9 million at an average price of $4.13 per share through subsequent open market repurchase plans.  We will continue to actively work with our ownership interests to seek monetization opportunities while we also evaluate additional strategic alternatives.  These strategic alternatives could include the sale of all of our ownership interests in a single transaction or a series of transactions, merger, business combinations or other strategic transactions.

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

Realizing Value

The primary way we realize value from our ownership interests is when the underlying company enters into a sale or merger transaction and we receive cash consideration for our ownership stake. From time to time, we engage in discussions with other companies interested in acquiring our ownership interests, either in response to inquiries or as part of a process we initiate. To the extent we believe that a company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the company’s securities and, in the case of publicly traded companies, sales of their securities in the open market. In the past, we have taken companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain company interests in secondary market transactions to maximize value for our shareholders.

Given our strategy, the value of Safeguard is primarily dependent upon the value of our existing ownership interests.  We have returned capital to our shareholders in the form of stock repurchases and a special dividends to shareholders.

Our Ownership Interests

An understanding of our ownership interests is important to understanding Safeguard. We categorize our ownership interests into stages based upon revenue generation.  This includes those positions which are accounted for under the equity method as well as certain companies where we do not have significant influence but whose value is a substantial portion of our portfolio.  The Company reflects revenue categories based on a one quarter lag, i.e. the categories below reflect the trailing year ended September 30, 2022.

The ownership percentages indicated below are presented as of December 31, 2022 for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

Revenue of $5 million to $10 million

Moxe Health Corporation	(Safeguard Ownership: 19.3%)

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

meQuilibrium	(Safeguard Ownership: 31.3%)

Headquartered in Boston, Massachusetts, meQuilibrium is an engagement and performance platform that leverages behavioral psychology and data science to improve workforce resilience, agility, and adaptive capacity.  The Company offers solutions for managers, teams, and individual employees. www.mequilibrium.com

Syapse, Inc.	(Safeguard Ownership: 11.0%)

Headquartered in Palo Alto, California, Syapse is on a mission to deliver the best care for every cancer patient through precision medicine. Syapse’s platform, data sharing network, and industry partnerships enable healthcare providers to bring precision cancer care to every patient who needs it. www.syapse.com

Revenue of $20 million to $50 million

Aktana, Inc.	(Safeguard Ownership: 13.6%)

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

Prognos Health Inc.	(Safeguard Ownership: 28.4%)

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

Trice Medical, Inc.	(Safeguard Ownership: 11.6%)

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

 Bright Health Group:  A technology-enabled, fully aligned system of care built for healthcare's consumer retail market.  Bright HealthCare offers commercial and Medicare health plan products to over 1 million consumers across the nation.  www.brighthealthgroup.com

MedCrypt: Developer of a data security platform designed to protect medical devices. The company's platform enables functions such as authenticating users, encrypting data and cryptographically sign settings and patient prescriptions, as well as has the ability to monitor transactions between clinicians and devices for malicious behavior, enabling hospitals and health systems to prevent unauthorized access and misuse of their medical devices. www.medcrypt.com

WellTrackONE: Provider of wellness program services. The company's services include scheduling, screening and documentation that provide data for outcomes and clinical measurements, enabling healthcare professionals to offer wellness visits to their patients. www.welltrackone.com

We also have residual interests in a variety of private funds that are in the process of winding down and other companies.

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

In January 2018, we announced that we will not deploy any capital into new companies.  We will instead focus on supporting, and maximizing monetization opportunities for, our existing company interests to return value to shareholders.  In that context, we have considered and continue to consider monetization initiatives including, among others: the sale of our ownership interests, the sale of certain or all ownership interests in secondary market transactions, or a combination thereof, the sale of all of our ownership interests in a single transaction or a series of transactions, business combinations and other strategic transactions as well as other opportunities to maximize shareholder value.  However, this strategic plan may require providing additional capital and operational support to such existing companies and we may not be able to complete any such transaction during any specific time frame or otherwise on desirable terms, if at all, and there can be no assurance as to how long this process will take or the results that this process will yield.  In addition, there can be no assurance that any exploration of a strategic transaction will result in any strategic change or outcome and disclosure of any developments related to such exploration may not be disclosed until required. Further, if one or more strategic or other transactions are completed, we may be required to retain or reinvest additional amounts of our capital as part of such transaction.  There can also be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with any transaction. Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process.  The method, timing and amount of any return of value resulting from such a transaction will also be at the discretion of our Board of Directors and may depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

A disposition of one or more of our company interests may occur at a time that will yield less value than if we held such interests for a longer period of time.

Our companies are at various stages in their lifecycles. The value of our interests in our companies at any point in time is highly dependent on the progress and success such companies have made at such time with respect to the development and marketing of their products and services and that value may fluctuate significantly. The resulting effects of the COVID-19 pandemic and certain other macroeconomic factors continue to impact the mergers and acquisitions market for certain companies, which in some cases has resulted in lower valuation expectations and extended exit timelines for such companies. This, in turn, could negatively affect the amount and timing of the monetization opportunities for such companies and our ability to return value to shareholders.

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

We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may be limited in the manner or timing in which we sell our interests in a company. Our ownership levels also may be affected if our companies are acquired by third parties or if our companies issue stock which dilutes our ownership interest. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our companies

The COVID-19 pandemic may adversely affect parties with obligations to us, including the subtenant of our previous office space.

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

We will remain a public company and will continue to be subject to the listing standards of the NASDAQ exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize our company interests. We may in the future delist our common stock from the NASDAQ exchange and seek to deregister our common stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be undertaken at all, and we will continue to face the costs and burdens of being a public company until such time as our common stock is delisted with the NASDAQ exchange and deregistered with the SEC.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our current corporate headquarters and administrative offices in Radnor, Pennsylvania is approximately 100 square feet of office space in one building.  The lease term expires in November 2023.

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

Item 4. Mine Safety Disclosures

Not applicable.

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Eric C. Salzman	55	Chief Executive Officer	2020
Mark A. Herndon	53	Senior Vice President and Chief Financial Officer	2018

Mr. Salzman joined Safeguard as Chief Restructuring Officer in April 2020.  Mr. Salzman began serving as the Chief Executive Officer in December 2020.  Mr. Salzman has a 25-year track record partnering with growth companies as an investor, board member and strategic advisor.  He has worked in M&A, restructuring, growth and special situations investing at a number of investment banks and private equity funds, including Credit Suisse and Lehman Brothers.  Mr. Salzman helped oversee the monetization of a $2 billion portfolio of illiquid assets in the Lehman Brothers Bankruptcy Estate and subsequently advised several investment funds on value-maximization strategies for their respective portfolios.  He currently serves as a director on a number of Safeguard portfolio companies as well as an independent director at publicly traded Leonardo DRS, Inc., Movella Holdings Inc. and 8x8, Inc.  Mr. Salzman earned a B.A. Honors from the University of Michigan and an MBA from Harvard University.

Mr. Herndon joined Safeguard as Senior Vice President and Chief Financial Officer in September 2018. Prior to joining Safeguard, Mr. Herndon served in a variety of client service and national office roles at PricewaterhouseCoopers from 1991 to 2018, including his position as Assurance Partner from 2006 until 2018. Mr. Herndon earned a B.B.A in Accounting from Georgia Southern University and an MBA from Emory University’s Goizueta Business School.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2022 and 2021 were as follows:

	High	Low
Fiscal year 2022:
First quarter	$7.53	$4.81
Second quarter	5.48	3.32
Third quarter	4.54	3.60
Fourth quarter	3.89	2.95
Fiscal year 2021:
First quarter	$8.59	$6.35
Second quarter	7.90	5.95
Third quarter	8.93	7.38
Fourth quarter	8.98	6.23

The high and low sale prices reported in the first quarter of 2023 through March 6, 2023 were $3.25 and $2.85 respectively, and the last sale price reported on March 6, 2023, was $3.03.  As of March 6, 2023, there were approximately 7,774 beneficial holders of our common stock.

Special Dividend

On November 7, 2019, the Board of Directors declared a special cash dividend of $1.00 per share, payable on December 30, 2019 to shareholders of record as of the close of business on December 23, 2019.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2022 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2022 - October 31, 2022	38,934	$3.61	36,392	$15,454,297
November 1, 2022 - November 30, 2022	177,526	$3.45	174,984	$14,854,705
December 1, 2022 - December 31, 2022	49,112	$3.09	46,570	$14,711,067
Total	265,572	$3.41	257,946

(a) During the fourth quarter of 2022, we repurchased an aggregate of approximately 8 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

(b) In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2022 and 2021, we did not repurchase any shares under this authorization. In May 2021, the Company's Board of Directors authorized a $6.0 million share repurchase program (the "2021 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2021, the Company purchased 236,159 shares under the 2021 Plan at an aggregate cost of $1.6 million, or $6.94 per share.  During October 2021, the Company suspended the 2021 Plan and completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregate price of $38.7 million, or $9.00 per share. In March 2022, the Company's Board of Directors replaced the 2021 Plan and authorized a separate $3.0 million share repurchase program (the "2022 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2022, the Company purchased 711,481 shares under the 2022 Plan at an aggregate cost of $2.9 million, or $4.13 per share.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Program.

Item 6. Selected Consolidated Financial Data

Not applicable for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our holdings, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which our ownership interests operate, our inability to control our ownership interests companies, the uncertainty of the outcomes of corporate strategic transactions, if any, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of the companies in which we have an ownership interest have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which they operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview

Historically, Safeguard has provided capital and relevant expertise to fuel the growth of technology-driven businesses. Typically, we are actively involved in strategic and operational decisions through our board representation in addition to the influence we exert through our equity ownership. We also continue to hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, those ownership interests relate to residual interests from prior larger interests or from companies that acquired companies in which we had ownership interests.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders.  We have considered and taken action on various initiatives including the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend. In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  In 2022, we repurchased 711,481 shares for $2.9 million at an average price of $4.13 per share through subsequent open market repurchase plans. We will continue to actively work with our ownership interests to seek monetization opportunities while we also evaluate additional strategic alternatives. These strategic alternatives could include the sale of all of our ownership interests in a single transaction or a series of transactions, merger, business combinations or other strategic transactions.

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

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  Under this method, the changes in fair value are reflected in Other income (loss), net. As of December 31, 2022 those ownership interests consist of approximately 1.3 million shares of Bright Health Group ("Bright Health") common shares valued at $0.9 million.

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

Impairment of Ownership Interests and Advances

On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its ownership interests and advances for possible impairment based on achievement of business plan objectives and milestones, the estimated fair value of each company relative to its carrying value, the financial condition and prospects of the company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships.  Management then determines whether there has been an other than temporary decline in the company.  Impairment is measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

The reduced carrying value a previously impaired company accounted for using the Equity method is not increased even if circumstances suggest the value of the company has subsequently recovered.

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

Total impairment charges related to our Ownership interests and advances were as follows:

	Year Ended December 31,
Accounting Method	2022	2021
	(In thousands)
Equity	$—	$—
Other	—	2,521
Total	$—	$2,521

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

The following is a listing of certain of our ownership interests as of December 31, 2022 and 2021. The ownership percentages indicated below are presented as of December 31, 2022 for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of December 31,
Company Name	2022	2021	Accounting Method
Aktana, Inc.	13.6%	13.4%	Equity
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
meQuilibrium	31.3%	31.9%	Equity
Moxe Health Corporation	19.3%	27.6%	Equity
Prognos Health Inc.	28.4%	28.5%	Equity
Syapse, Inc.	11.0%	11.1%	Equity
Trice Medical, Inc.	11.6%	12.6%	Equity

Year ended December 31, 2022 versus year ended December 31, 2021

	Year Ended December 31,
	2022	2021	Variance
	(In thousands)
General and administrative expense	$(4,775)	$(7,153)	$2,378
Other income (loss), net	(3,297)	22,035	(25,332)
Interest income	794	276	518
Equity income (loss), net	(6,985)	11,846	(18,831)
Net income (loss)	$(14,263)	$27,004	$(41,267)

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs and professional services. General and administrative expense decreased $2.4 million, or 33%, for the year ended December 31, 2022 compared to the prior year due to lower employee compensation of $1.1 million, lower severance costs of $0.8 million, lower stock based compensation costs of $0.3 million, lower insurance costs of $0.2 million and various other lower costs. General and administrative expenses also can include amounts estimated for the Transaction Bonus Plan (the "LTIP"), which is a component of employee compensation.  As described in Note 11 in the accompany consolidated financial statements, the LTIP provides a cash bonus pool to employees based upon meeting certain thresholds of sales of the Company's ownership interests.  Expense recognized pursuant to the LTIP was zero and $0.7 million during the years ended December 31, 2022 and 2021, respectively.  The Company paid $2.5 million pursuant to the LTIP plan during 2021.  No further amounts have been accrued with respect to the LTIP.  General and administrative expense also includes stock based compensation expense of $1.4 million and $1.8 million years ended December 31, 2022 and 2021, respectively.  Stock based compensation continues to include a significant proportion of management's overall compensation, including the settlement of amounts due pursuant to the annual management incentive plan, and Director compensation, which aggregated to $0.7 million for the year ended December 31, 2022.

Other income (loss), net. Other income (loss), net decreased by $25.3 million for the year ended December 31, 2022, compared to the prior year.  During the year ended December 31, 2022, the primary component was unrealized losses resulting from the decline in the fair value of BHG common stock of $3.7 million.  During the year ended December 31, 2021, the Company recorded a gain from the sale of Flashtalking of $32.5 million, gains aggregating to $2.8 million from the sales of Velano Vascular and T-REX Group, unrealized losses net of $10.8 million from an observable price change and subsequent changes in the fair value of BHG common stock, and a $2.5 million impairment related to certain other ownership interests.  The impairments were determined based on declines in the fair value of our ownership interests resulting from reduced valuation expectations and extended exit timelines resulting from the more challenging mergers and acquisitions environment related to COVID-19 and the related uncertain economic impact.

Interest Income. Interest income increased $0.5 million for the year ended December 31, 2022 compared to the prior year due primarily to higher market interest rates on marketable securities during 2022.

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

Equity income (loss), net decreased $18.8 million for the year ended December 31, 2022 compared to the prior year. The components of equity income (loss), net for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	Variance
	(In thousands)
Gains on sales of ownership interests	$5,627	$19,146	$(13,519)
Unrealized dilution gains	5,285	9,252	(3,967)
Loss on impairments	—	—	—
Share of losses of our equity method companies, net	(17,897)	(16,552)	(1,345)
	$(6,985)	$11,846	$(18,831)

During the year ended December 31, 2022, the gains on sales of ownership interests are primarily related to Lumesis of $4.9 million.  During the year ended December 31, 2021, the gains on sales of ownership interests are comprised primarily of gains related to Zipnosis for $17.3 million and AHS for $2.0 million.

The unrealized dilution gains for the year ended December 31, 2022 were related to Moxe and for the year ended December 31, 2021 were the result of Syapse and Trice, who each raised additional equity capital that diluted the Company's interest in those entities.

The increase in our share of losses of our equity method companies for the 2022 year compared to the prior year period was due to increased losses at principally three companies which did not experience their planned revenue growth.  These increases were offset the decrease in losses applicable to two ownership interests where our carrying value was reduced to zero.

Income Tax Benefit (Expense)

There was no income tax benefit (expense) for the years ended December 31, 2022 and 2021. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.

Liquidity And Capital Resources

As of December 31, 2022, the Company had $13.3 million of cash and cash equivalents and $6.0 million of marketable securities.

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2022 and 2021, we did not repurchase any shares under this authorization.

In May 2021, the Company's Board of Directors authorized a $6.0 million share repurchase program (the "2021 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2021, the Company purchased 236,159 shares under the 2021 Plan at an aggregate cost of $1.6 million, or $6.94 per share.  During October 2021, the Company suspended the 2021 Plan and completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregate price of $38.7 million, or $9.00 per share.

In March 2022, the Company's Board of Directors replaced the 2021 Plan and authorized a separate $3.0 million share repurchase program (the "2022 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2022, the Company purchased 711,481 shares under the 2022 Plan at an aggregate cost of $2.9 million, or $4.13 per share.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Program.

We may consider additional stock repurchases or dividends in the future based on prevailing market conditions and other factors when and if additional liquidity becomes available.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at December 31, 2022 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2022	2021	Variance
	(In thousands)
Net cash used in operating activities	$(3,258)	$(8,152)	$4,894
Net cash provided by (used in) investing activities	(4,662)	58,114	(62,776)
Net cash used in financing activities	(3,488)	(40,799)	37,311
	$(11,408)	$9,163	$(20,571)

Net Cash Used In Operating Activities

Year ended December 31, 2022 versus year ended December 31, 2021. Net cash used in operating activities decreased for the year ended December 31, 2022 compared to the prior year. The activity during the year ended December 31, 2022 was primarily the result of various non-cash adjustments to net loss, including $7.0 million of equity loss and a $3.7 million unrealized loss on the decrease in fair value of Bright Health common stock. The activity during the year ended December 31, 2021 was primarily the result of various non-cash adjustments to net income, including the $11.8 million of equity income, non-cash gains, net, of $8.5 million for observable prices changes and $35.3 million for gain on sales of ownership interests which were partially offset by $19.3 million change in the fair value of ownership interests and $2.5 million impairment losses at certain Other ownership interests.

Net Cash (Used in) provided by Investing Activities

Year ended December 31, 2022 versus year ended December 31, 2021. Net cash (used in) provided by investing activities decreased by $62.8 million for the year ended December 31, 2022 compared to the prior year. During the year ended December 31, 2022, the Company funded an aggregate of $5.7 million to Syapse, Inc, Prognos Health, Clutch Holdings, meQuilibrium and Trice Medical, Inc. as compared to aggregate of $2.7 million funded to Trice Medical and Aktana during the year ended December 31, 2021.  During the year ended December 31, 2022, the Company received $5.5 million of cash proceeds from the Lumesis transaction and various other amounts resulting from the resolution or expiration of escrow contingencies, as compared to the Company receiving an aggregate of $60.8 million of cash proceeds from the Flashtalking, WebLinc, Zipnosis, T-REX and Velano Vascular transactions during the year ended December 31, 2021.

Net Cash Used In Financing Activities

Year ended December 31, 2022 versus year ended December 31, 2021. Net cash used in financing activities decreased by $37.3 million for the year ended December 31, 2022 compared to the prior year. The decrease was primarily the result of  repurchases of common stock of $2.9 million for the year ended December 31, 2022 as compared to $40.7 million for the year ended December 31, 2021.  There were no other significant financing activities for the years ended December 31, 2022.

Contractual Cash Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2023	2024 and 2025	2026 and 2027	After 2027
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$2.0	$0.6	$1.2	$0.2	$—
Total Contractual Cash Obligations (b)	$2.0	$0.6	$1.2	$0.2	$—

(a)  In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026.  Payments pursuant to this lease are approximately $2.0 million through expiration, however, in March 2019 we entered into a sublease for this office space which is expected to result in future aggregate sublease receipts of $1.9 million through April 2026.

(b)  The  maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $1.1 million at December 31, 2022 and up to 250,000 common shares. We are involved from time to time in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operation.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of ownership interests and advances

The Company evaluates the carrying value of its ownership interests and advances for possible impairment. This evaluation requires management to apply significant judgment particularly related to the achievement of business plan objectives and milestones, the financial condition and prospects of the portfolio company, market conditions and other relevant factors. Based on the above, management then determines whether there has been an other than temporary decline in the value of its ownership interest in or advance to the portfolio company. The identification of other than temporary impairment of ownership interests and advances was determined to be a critical audit matter.

The principal consideration for our determination that the identification of other than temporary impairment of ownership interests and advances is a critical audit matter is due to it being an area of the financial statements requiring significant auditor judgment and subjectivity in assessing the results of management’s qualitative impairment analysis. Ownership interests and advances held by the Company are primarily comprised of early-stage companies in industries that are rapidly evolving, where evaluation of other than temporary declines in value requires significant judgment by management.

Our audit procedures related to identification of other than temporary impairment of ownership interests and advances included the following, among others:

●

We evaluated the design of certain internal controls related to the Company’s impairment assessment. This included controls over the identification of other than temporary declines in value and the impairment analysis, including financial condition, prospects and other factors present at the portfolio company.

●

We held discussions with those outside of accounting with intimate knowledge of the portfolio companies, including those with board positions and those employed by the portfolio companies, to gain an understanding of operational performance, milestones achieved, and potential indicators of other than temporary declines in value.

●

For a selection of portfolio companies, we reviewed the financial performance, relevant third-party information with indications of company values, board materials, press releases and other public information for potential indicators of other than temporary declines in value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

March 10, 2023

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$13,331	$24,739
Restricted cash	25	25
Marketable securities	5,956	—
Ownership interests	860	4,549
Prepaid expenses and other current assets	1,251	965
Total current assets	21,423	30,278
Right-of-use asset, net	1,290	1,561
Ownership interests and advances	14,545	21,972
Other assets	434	217
Total Assets	$37,692	$54,028
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$16	$41
Accrued compensation and benefits	507	794
Accrued expenses and other current liabilities	865	524
Lease liability - current	429	375
Total current liabilities	1,817	1,734
Lease liability - non-current	1,249	1,678
Other long-term liabilities	50	50
Total Liabilities	3,116	3,462
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2022 and 2021, respectively	2,157	2,157
Additional paid-in capital	804,752	806,638
Treasury stock, at cost; 5,478 and 5,068 shares at December 31, 2022 and 2021, respectively	(48,410)	(48,569)
Accumulated deficit	(723,898)	(709,635)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	34,576	50,566
Total Liabilities and Equity	$37,692	$54,028

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
General and administrative expense	$4,775	$7,153
Operating loss	(4,775)	(7,153)
Other income (loss), net	(3,297)	22,035
Interest income	794	276
Equity income (loss), net	(6,985)	11,846
Net income (loss) before income taxes	(14,263)	27,004
Income tax benefit (expense)	—	—
Net income (loss)	$(14,263)	$27,004
Net income (loss) per share:
Basic	$(0.87)	$1.36
Diluted	$(0.87)	$1.36
Weighted average shares used in computing net income (loss) per share:
Basic	16,337	19,827
Diluted	16,337	19,827

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

		Accumulated	Accumulated Other Comprehensive	Common Stock		Additional Paid-In	Treasury Stock
	Total	Deficit	Loss	Shares	Amount	Capital	Shares	Amount
Balance — December 31, 2020	$62,875	$(736,639)	$(25)	21,573	$2,157	$807,582	688	$(10,200)
Net income	27,004	27,004	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	736	—	—	—	—	(1,550)	(161)	2,286
Stock-based compensation	606	—	—	—	—	606	—	—
Repurchases of common stock	(40,655)	—	—	—	—	—	4,541	(40,655)
Balance — December 31, 2021	$50,566	$(709,635)	$(25)	21,573	$2,157	$806,638	5,068	$(48,569)
Net loss	(14,263)	(14,263)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	477	—	—	—	—	(2,622)	(302)	3,099
Stock-based compensation	736	—	—	—	—	736	—	—
Repurchases of common stock	(2,940)	—	—	—	—	—	712	(2,940)
Balance — December 31, 2022	$34,576	$(723,898)	$(25)	21,573	$2,157	$804,752	5,478	$(48,410)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(14,263)	$27,004
Adjustments to reconcile to net cash used in operating activities:
Amortization of right of use asset	271	229
Equity (income) loss, net	6,985	(11,846)
Impairments of ownership interests and advances	—	2,521
Gain from observable price changes	(553)	(8,505)
Gain from sales of ownership interests	—	(35,284)
Change in fair value of ownership interests	3,689	19,255
Other, net	76	(22)
Stock-based compensation, including liability classified awards	1,445	1,779
Changes in assets and liabilities:
Prepaid expenses and other current assets	(534)	(238)
Accounts payable, accrued expenses, and other current liabilities	(374)	(3,045)
Net cash used in operating activities	(3,258)	(8,152)
Cash Flows from Investing Activities:
Proceeds from sales and distributions from ownership interests	6,879	60,832
Advances and loans to ownership interests	(5,670)	(2,718)
Purchase of marketable securities	(11,871)	—
Proceeds, from sales and maturities in marketable securities	6,000	—
Net cash (used in) provided by investing activities	(4,662)	58,114
Cash Flows from Financing Activities:
Repurchases of common stock	(2,939)	(40,655)
Tax withholdings related to equity-based awards	(549)	(144)
Net cash used in financing activities	(3,488)	(40,799)
Net change in cash, cash equivalents and restricted cash	(11,408)	9,163
Cash, cash equivalents and restricted cash equivalents at beginning of period	24,764	15,601
Cash, cash equivalents and restricted cash at end of period	$13,356	$24,764

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Liquidity And Capital Resources

As of December 31, 2022, Safeguard Scientifics, Inc. ("the Company") had $13.3 million of cash and cash equivalents and $6.0 million of marketable securities.

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

The Company believes that its cash and cash equivalents at December 31, 2022 will be sufficient to fund operations past one year from the issuance of these consolidated financial statements.

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

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  Under this method, the changes in fair value are reflected in Other income (loss), net. As of December 31, 2022 those ownership interests consist of approximately 1.3 million common shares of Bright Health Group ("Bright Health") valued at $0.9 million.

Comprehensive Income (loss)

During the years ended December 31, 2022 or 2021, there were no items of comprehensive income (loss).

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

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests and advances could change in the near term and that the effect of such changes on the consolidated financial statements could be material. At December 31, 2022, the Company believes the carrying value of the Company’s ownership interests and advances is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.

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

Restricted Cash

Restricted cash represents cash required to be set aside by a contractual agreement as a shareholder representative. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$13,331	$24,739
Restricted cash	25	25
Total cash, cash equivalents and restricted cash	$13,356	$24,764

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease liability

The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's prior corporate headquarters operating office lease. The discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease, which was approximately 12%, at the transition to the guidance of ASU No. 2016-02, Leases. Subsequent values of the lease liability reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses and operating cash outflows of $0.5 million for each of the years ended December 31, 2022 and 2021, respectively, and $0.6 million for each of the years ended December 31, 2022 and 2021.

In March 2019, the Company entered into a sublease of its prior corporate headquarters office space. The term of the sublease is through April 2026, the same as the Company's underlying lease. Fixed sublease payments to the Company are escalating over the term of the sublease and are reported as a component of general and administrative expenses.

A summary of the Company's operating lease cash flows at December 31, 2022 follows:

	Operating lease payments	Expected sublease receipts
	(In thousands)
2023	$607	$556
2024	613	573
2025	619	590
2026	207	199
2027	—	—
2028	—	—
Thereafter	—	—
Total future minimum lease payments	2,046	1,918
Less imputed interest	(368)
Total operating lease liabilities	$1,678

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	December 31, 2022	December 31, 2021
	(In thousands)
Equity Method:
Companies	$8,749	$21,091
Private equity funds	97	117
	8,846	21,208
Other Method:
Companies, fair value	860	4,549
Companies, fair value measurement alternative	1,067	514
Private equity funds, fair value measurement alternative	250	250
	2,177	5,313
Advances to companies	4,382	—
	$15,405	$26,521

In September 2022, Lumesis, Inc. was acquired by another entity for cash.  The Company received $5.5 million in cash proceeds in connection with this transaction, excluding holdbacks and escrows.  This transaction resulted in a gain of $4.9 million, including $0.8 million other receivable related to an indemnification escrow during the year ended December 31, 2022.

In March 2021, Zipnosis, Inc. was acquired by another entity, Bright Health.  The Company received $3.5 million in cash proceeds, including escrows, and $15.3 million in preferred equity in the acquiror in connection with this transaction.  This ownership interest represented a security that did not have a readily determinable fair value.  Due to the inherent uncertainty of determining the fair value of ownership interests that do not have a readily determinable fair value, this estimated value  may differ significantly from the value that would have been reported had a ready market for the security existed, and it is reasonably possible that the difference could be material.  The Company recognized a $17.3 million gain on the sale, which is included in Equity income (loss), net in the Consolidated Statements of Operations.  The fair value of the ownership interest received as a result of the acquisition was estimated based on evaluating several valuation methods available, including the value at which independent third parties have recently invested, the valuation of comparable public companies, and the present value of our expected outcomes.  Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues, selecting an appropriate valuation multiple, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation method available.  Due to the unobservable nature of some of these inputs, we determined this initial estimate to be a Level 3 fair value measurement.  During the three months ended June 30, 2021, Bright Health completed an initial public offering that resulted in our ownership interest converting into approximately 1.3 million common shares.  Accordingly, the Bright Health common shares represent an ownership interest with a readily determinable fair value (Level 1), which will subsequently be measured at fair value with unrealized gains (losses) being reported as a component of Other income (loss), net.  As a result, the Company recognized a $10.8 million unrealized loss, net, on Bright Health subsequent to the initial public offering during the year ended December 31, 2021. The Company recognized a $3.7 million unrealized loss on Bright Health during the year ended December 31, 2022.

In August 2021, Flashtalking was acquired by another entity.  The Company has received $45.0 million in cash proceeds, including escrows, and included a $32.5 million gain in Other income (loss), net, during the year ended December 31, 2021.  The Company may receive additional amounts of up to approximately $0.5 million over the next 12 months from the resolution of escrow contingencies.

In January 2021, WebLinc, Inc. was acquired by another entity.  The Company has received $3.6 million in cash proceeds to-date, which could be partially offset by indemnifiable claims.  The Company has recognized a $0.1 million loss on the sale during the year ended December 31, 2021, which is included in Equity income (loss), as certain contingencies were resolved.  During the year ended December 31, 2022, the Company recognized $0.5 million as gain on sale as the result of the collection of additional amounts and as contingencies were resolved, those amounts were recorded as gain on the sale and included within Equity income (loss).

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

In April 2021, Velano Vascular was acquired by another entity.  The Company has received $4.0 million in cash proceeds, including escrows, and included a $1.9 million gain in Other income (loss), net, for the year ended December 31, 2021.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2022, the Company held ownership interests accounted for using the equity method in 8 non-consolidated companies.

Certain of the Company’s ownership interests as of December 31, 2022 and 2021 included the following:

	Safeguard Primary Ownership as of December 31,
Company Name	2022	2021	Accounting Method
Aktana, Inc.	13.6%	13.4%	Equity
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
meQuilibrium	31.3%	31.9%	Equity
Moxe Health Corporation	19.3%	27.6%	Equity
Prognos Health Inc.	28.4%	28.5%	Equity
Syapse, Inc.	11.0%	11.1%	Equity
Trice Medical, Inc.	11.6%	12.6%	Equity

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

	As of December 31,
	2022	2021
	(In thousands)
Balance Sheets:
Current assets	$126,042	$127,651
Non-current assets	55,073	53,220
Total assets	$181,115	$180,871
Current liabilities	$92,990	$62,538
Non-current liabilities	220,681	158,975
Shareholders’ deficit	(132,556)	(40,642)
Total liabilities and shareholders’ deficit	$181,115	$180,871

Number of equity method ownership interests	8	9

	Year Ended December 31,
	2022	2021
	(In thousands)
Results of Operations:
Revenue	$144,771	$140,670
Gross profit	$88,666	$90,388
Net loss	$(152,936)	$(106,363)

As of December 31, 2022, the Company’s carrying value in equity method companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $2.7 million. Of this excess, $2.5 million was allocated to goodwill and $0.2 million was allocated to intangible assets.

3. Acquisitions of Ownership Interests

2022 Transactions

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

The Company funded $0.5 million of convertible loans to meQuilibrium.  The Company had previously deployed an aggregate of $14.0 million.  meQuilibrium is a digital coaching platform that delivers clinically validated and highly personalized resilience solutions to employers, health plans, wellness providers, and consumers increasing engagement, productivity and performance, as well as improving outcomes in managing stress, health and well-being.

The Company funded $0.1 million of convertible loans to Trice Medical.  The Company had previously deployed an aggregate of $11.8 million.  Trice Medical is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.  The Company also committed to provide another $0.3 million under certain conditions pursuant to a subordinated line of credit.  The Company's obligation under this line of credit is included in accrued expenses. Subsequent to the year end, the Company funded $0.3 million in accordance with this line of credit.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

	Carrying	Fair Value Measurement at December 31, 2022
	Value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$13,331	$13,331	$—	$—

Restricted cash	$25	$25	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$5,956	$5,956	$—	$—

Ownership interests	$860	$860	$—	$—

	Carrying	Fair Value Measurement at December 31, 2021
	Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$24,739	$24,739	$—	$—

Restricted cash equivalents	$25	$25	$—	$—

Ownership interests	$4,549	$4,549	$—	$—

Ownership interests accounted for at fair value as of December 31, 2022 consist of approximately 1.3 million common shares of Bright Health. The securities are carried at fair value based on the closing stock price on the last trading day of the reporting period. The Company was restricted from trading these securities until December 2021 as a result of a lock-up agreement from the Bright Health Group initial public offering.

5. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2022 and 2021, the Company did not repurchase any shares under the existing authorization.

In May 2021, the Company's Board of Directors authorized a $6.0 million share repurchase program (the "2021 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2021, the Company purchased 236,159 shares under the 2021 Plan at an aggregate cost of $1.6 million, or $6.94 per share.  During October 2021, the Company suspended the 2021 Plan and completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregate price of $38.7 million, or $9.00 per share.

In March 2022, the Company's Board of Directors replaced the 2021 Plan and authorized a separate $3.0 million share repurchase program (the "2022 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2022, the Company purchased 711,481 shares under the 2022 Plan at an aggregate cost of $2.9 million, or $4.13 per share.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Program.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Stock-Based Compensation

Equity Compensation Plans

The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2022 and 2021, the Company issued no stock-based awards outside of existing plans. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2022, the Company had reserved 2.2 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan and other previously expired equity compensation plans.

Classification of Stock-Based Compensation Expense

Stock-based compensation consists of time based awards to employees, financial liability based awards to employees and non-employees to be settled in stock, performance based awards to employees, and financial liability based awards to Directors for quarterly and annual services. Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
General and administrative expense	$1,445	$1,779
	$1,445	$1,779

Stock-based compensation expense of $1.2 million and $1.2 million was recognized during the years ended  December 31, 2022 and 2021, respectively, related to annual and quarterly Board fees, time based management awards and management bonuses earned during the year that were subsequently settled in stock.  For the years ended December 31, 2022 and 2021, respectively, the Company issued 165 thousand and 83 thousand of restricted shares to Directors for their annual and quarterly services.  The annual grants vest over a one year period, or are vested at issuance for directors 65 or older, while quarterly amounts are paid in arrears.  The Company vested 110 thousand and 95 thousand shares during the years ended December 31, 2022 and 2021.  The Company vested 22 thousand and 67 thousand shares during the years ended December 31, 2022 and 2021, respectively, for time based management compensation.  The Company settled in stock other management bonuses resulting in the issuance of 82 thousand and 60 thousand vested shares for the years ended December 31, 2022 and 2021, respectively.  The Company issued 15 thousand and 20 thousand vested shares to a non-employee for services during the years ended December 31, 2022 and 2021. The Company had liabilities of $0.4 million and $0.8 million as of December 31, 2022 and 2021, respectively, that were settled through the issuance of common stock in the subsequent period.

The Company has previously granted certain performance-based stock units that vest based on the achievement of targeted capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified companies. The requisite service periods for these performance-based awards were based on the Company’s estimate of when the performance conditions will be met. Compensation expense was recognized for performance-based awards for which the performance condition is considered probable of achievement. During the years ended December 31, 2022 and 2021, respectively, 92 thousand and 6 thousand performance-based stock units pursuant to these targeted capital return pools were canceled or forfeited. The Company recorded a reduction of compensation expense related to these performance-based awards of zero and $0.1 million for the years ended December 31, 2022 and 2021, respectively. During October 2020 and in January 2022, the Company granted the CEO restricted stock units that may vest based on certain performance targets and criteria determined by the Board of Directors.  Such performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis at target, or up to 120% with respect to the 2020 grant, for certain specified thresholds. For the years ended December 31, 2022 and 2021, the Company recognized stock based compensation expense of $0.2 million and $0.5 million, respectively, and vested 64 thousand and 85 thousand shares, respectively, pursuant to these arrangements.

Unrecognized compensation expense related to performance stock units and restricted stock at December 31, 2022 was immaterial.

While there were no stock options granted during 2022 and 2021, the Company had outstanding options that vest based on two different types of vesting schedules:

1) performance-based; and

2) service-based.

Performance-based option awards also entitled participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified companies. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated.  The Company did not issue any performance-based units during the years ended December 31, 2022 and 2021.  During the years ended December 31, 2022 and 2021, respectively, 0 thousand and 1 thousand performance-based options vested and an immaterial amount of compensation cost was recognized.  During the years ended December 31, 2022 and 2021, respectively, 11 thousand and 11 thousand performance-based options were canceled or forfeited. The maximum number of unvested options at December 31, 2022 attainable under these grants was zero shares.

Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2022 and 2021, respectively, the Company issued no service-based options to employees and recorded zero compensation expense from the vesting of previously issued awards. During the years ended December 31, 2022 and 2021, respectively, 0 thousand and 5 thousand service-based options were canceled or forfeited.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2021	45	14.20
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(16)	14.20
Outstanding at December 31, 2021	29	14.20
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(11)	14.48
Outstanding at December 31, 2022	18	14.05	1.50	$—
Options exercisable at December 31, 2022	18	14.05	1.50	—
Shares available for future grant	2,134

At December 31, 2022, total unrecognized compensation cost related to non-vested service-based options was immaterial. At December 31, 2022, total unrecognized compensation cost related to non-vested performance-based options was immaterial.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at January 1, 2021	287	$8.78
Granted	163	7.21
Vested	(242)	6.82
Forfeited	(6)	14.99
Unvested at December 31, 2021	202	9.70
Granted	343	5.60
Vested	(293)	5.77
Forfeited	(92)	13.90
Unvested at December 31, 2022	160	5.70

7. Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan for eligible employees. The Plan’s matching formula is 100% of the first 5% of participants’ qualified compensation. Compensation expense related to our matching contributions to the Plan for the years ended December 31, 2022 and 2021, were $0.1 million and $0.1 million, respectively.

8. Income Taxes

The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2022 and 2021.

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2022 and 2021 to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2022	2021
Statutory tax expense (benefit)	(21.0)%	21.0%
Increase (decrease) in taxes resulting from:
Nondeductible expenses	(2.6)	3.3
Valuation allowance	23.6	(24.3)
	0.0%	0.0%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax asset:
Carrying values of ownership interests and other holdings	$33,222	$31,985
Tax loss and credit carryforwards	68,492	77,045
Disallowed interest carryforwards	6,891	7,120
Accrued expenses	47	24
Stock-based compensation	180	268
Other	(106)	136
	108,726	116,578
Valuation allowance	(108,726)	(116,578)
Net deferred tax asset	$—	$—

As of December 31, 2022, the Company and its subsidiaries had federal net operating and capital loss carryforwards for tax purposes of approximately $326 million, of which approximately $60 million have an indefinite life. These carryforwards expire as follows:

Total
(In thousands)
2023	$45,830
2024	50,140
2025	17,266
2026	7,648
2027 and thereafter	145,275
$266,159

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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2022 and 2021.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2022 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Net Income (Loss) Per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2022	2021
	(In thousands, except per share data)
Basic:
Net income (loss)	$(14,263)	$27,004
Weighted average common shares outstanding	16,337	19,827
Net income (loss) per share	$(0.87)	$1.36
Diluted:
Net income (loss)	$(14,263)	$27,004
Weighted average common shares outstanding	16,337	19,827
Net income (loss) per share	$(0.87)	$1.36

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

Diluted income (loss) per share for the years ended December 31, 2022 and 2021 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At December 31, 2022 and 2021, options to purchase 18 thousand and 29 thousand shares of common stock, respectively, at prices ranging from $10.37 to $17.11 per share, and $10.37 to $17.11 per share per share, respectively, were excluded from the calculation.

•

At December 31, 2022 and 2021, unvested restricted stock, performance-based stock units and DSUs convertible into 0.2 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at December 31, 2022 which related to one of the Company's private equity holdings.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under severance agreements for remaining employees is approximately $1.1 million at December 31, 2022 and 250,000 common shares.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which includes certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company recorded compensation expense of zero and $0.7 million during the years ended December 31, 2022 and 2021, respectively.  The Company paid $2.5 million during the year ended December 31, 2021 and has no amounts accrued under the LTIP as of   December 31, 2022.

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

12. Supplemental Cash Flow Information

During the years ended December 31, 2022 and 2021, the Company converted zero and $1.0 million, respectively, of advances into ownership interests.

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

As of December 31, 2022 and 2021, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2022:
General and administrative expense	$1,234	$1,146	$1,360	$1,035
Operating loss	(1,234)	(1,146)	(1,360)	(1,035)
Other income (loss), net	(1,997)	30	(1,012)	(318)
Interest income	101	145	230	318
Equity income (loss), net	(3,579)	1,454	(1,022)	(3,838)
Net loss before income taxes	(6,709)	483	(3,164)	(4,873)
Income tax benefit (expense)	—	—	—	—
Net loss	$(6,709)	$483	$(3,164)	$(4,873)
Net loss per share (a)
Basic	$(0.40)	$0.03	$(0.19)	$(0.30)
Diluted	$(0.40)	$0.03	$(0.19)	$(0.30)
2021:
General and administrative expense	$2,463	$1,991	$1,564	$1,135
Operating loss	(2,463)	(1,991)	(1,564)	(1,135)
Other income (loss), net	706	6,733	20,588	(5,992)
Interest income	53	74	70	79
Equity income (loss), net	19,329	(5,136)	(761)	(1,586)
Net income (loss) before income taxes	17,625	(320)	18,333	(8,634)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$17,625	$(320)	$18,333	$(8,634)
Net income (loss) per share (a)
Basic	$0.84	$(0.02)	$0.88	$(0.51)
Diluted	$0.84	$(0.02)	$0.88	$(0.51)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 are functioning effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
1.a	Description
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Amended and Restated Safeguard Scientifics, Inc. Transaction bonus plan	Form 10-Q 8/12/20	10.6
10.7	Compensation Summary — Non-employee Directors	Form 10-K 3/11/22	10.7
10.9.2*	Letter Agreement between Safeguard Scientifics, Inc. and Eric Salzman dated January 1, 2023	Form 8-K 1/4/23	10.1

10.12*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Mark Herndon dated September 17, 2018	Form 8-K 9/18/18	99.1
10.13*	Key Employee Compensation Recoupment Policy	Form 10-Q 7/26/13	10.2
10.14	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.15	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.16	Lease Agreement, effective February 2, 2015, between Safeguard Scientifics, Inc., a Pennsylvania corporation, and Radnor Properties-SDC, L.P., a Delaware limited partnership	Form 10-Q 4/24/15	10.1
10.17	Sublease Agreement, effective March 15, 2019, by and between Safeguard Scientifics, Inc., a Pennsylvania corporation and the subtenant named therein	Form 8-K 3/20/19	10.1
14.1	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	—	—
31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	/s/ ERIC C. SALZMAN
Eric C. Salzman
Chief Executive Officer

Dated: March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC C. SALZMAN	Chief Executive Officer (Principal Executive Officer)	March 10, 2023
Eric C. Salzman
/s/ MARK A. HERNDON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Mark A. Herndon
/s/ ROSS D. DEMONT	Director	March 10, 2023
Ross D. DeMont
/s/ RUSSELL D. GLASS	Director	March 10, 2023
Russell D. Glass
/s/ BETH S. MICHELSON	Director	March 10, 2023
Beth S. Michelson
/s/ JOSEPH M. MANKO, JR.	Chairman of the Board of Directors	March 10, 2023
Joseph M. Manko, Jr.
/s/ MAUREEN F. MORRISON	Director	March 10, 2023
Maureen F. Morrison