Form 10-Q
period 2023-03-31
SAFEGUARD SCIENTIFICS INC
filed 2023-05-05
CIK 86115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

(610) 293-0600

Registrant’s telephone number, including area code

______________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.10	SFE	The NASDAQ Stock Market LLC

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

Number of shares outstanding as of May 1, 2023

Common Stock 16,307,737

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$11,008	$13,331
Restricted cash	25	25
Marketable securities	7,760	5,956
Ownership interests	—	860
Prepaid expenses and other current assets	1,345	1,251
Total current assets	20,138	21,423
Right-of-use asset, net	1,215	1,290
Ownership interests and advances	11,991	14,545
Other assets	383	434
Total Assets	$33,727	$37,692
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$71	$16
Accrued compensation and benefits	99	507
Accrued expenses and other current liabilities	539	865
Lease liability - current	443	429
Total current liabilities	1,152	1,817
Lease liability - non-current	1,133	1,249
Other long-term liabilities	50	50
Total Liabilities	2,335	3,116
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,157	2,157
Additional paid-in capital	803,021	804,752
Treasury stock, at cost; 5,310 and 5,478 shares at March 31, 2023 and December 31, 2022, respectively	(46,379)	(48,410)
Accumulated deficit	(727,382)	(723,898)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	31,392	34,576
Total Liabilities and Equity	$33,727	$37,692

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
General and administrative expense	$1,185	$1,234
Operating loss	(1,185)	(1,234)
Other income (loss), net	(9)	(1,997)
Interest income	274	101
Equity income (loss), net	(2,564)	(3,579)
Net income (loss) before income taxes	(3,484)	(6,709)
Income tax benefit (expense)	—	—
Net income (loss)	$(3,484)	$(6,709)

Net income (loss) per share:
Basic	$(0.22)	$(0.40)
Diluted	$(0.22)	$(0.40)
Weighted average shares used in computing income (loss) per share:
Basic	16,072	16,587
Diluted	16,072	16,587

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net cash used in operating activities	$(928)	$(1,001)
Cash Flows from Investing Activities:
Proceeds from sales of ownership interests	850	298
Advances and loans to ownership interests	(250)	(3,400)
Purchases of marketable securities	(7,690)	—
Proceeds from sales and maturities in marketable securities	6,000	—
Net cash (used in) provided by investing activities	(1,090)	(3,102)
Cash Flows from Financing Activities:
Repurchases of Company common stock	(75)	(779)
Tax withholdings related to equity-based awards	(230)	(450)
Net cash used in financing activities	(305)	(1,229)
Net change in cash, cash equivalents and restricted cash	(2,323)	(5,332)
Cash, cash equivalents and restricted cash at beginning of period	13,356	24,764
Cash, cash equivalents and restricted cash at end of period	$11,033	$19,432

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands, except share data)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2022	$34,576	$(723,898)	$(25)	21,573	$2,157	$804,752	5,478	$(48,410)
Net loss	(3,484)	(3,484)	—	—	—	—	—	—
Repurchases of common stock	(75)	—	—	—	—	—	25	(75)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	207	—	—	—	—	(1,899)	(193)	2,106
Stock-based compensation expense	168	—	—	—	—	168	—	—
Balance - March 31, 2023	$31,392	$(727,382)	$(25)	21,573	$2,157	$803,021	5,310	$(46,379)

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

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

Liquidity

As of March 31, 2023 the Company had $11.0 million of cash and cash equivalents and $7.8 million of marketable securities.

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

The Company believes that its cash and cash equivalents at March 31, 2023 will be sufficient to fund operations past one year from the issuance of these Consolidated Financial Statements.

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

Comprehensive Income (loss)

During the quarter ended March 31, 2023 and 2022, there were no items of comprehensive income (loss).

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	March 31, 2023	December 31, 2022
	(Unaudited - In thousands)
Equity Method:
Companies	$7,083	$8,749
Private equity funds	97	97
	7,180	8,846
Other Method:
Companies, fair value	-	860
Companies, fair value measurement alternative	1,067	1,067
Private equity funds, fair value measurement alternative	250	250
	1,317	2,177
Advances to companies	3,494	4,382
	$11,991	$15,405

There were no impairments recorded during the three months ended March 31, 2023 or 2022, respectively.

As of  March 31, 2023, the Company held ownership interests accounted for using the equity method in 8 non-consolidated companies.  Certain of the Company's ownership interests as of March 31, 2023 included the following:

Company Name	Safeguard Primary Ownership as of March 31, 2023	Accounting Method
Aktana, Inc.	13.6%	Equity
Clutch Holdings, Inc.	41.7%	Equity
InfoBionic, Inc.	25.2%	Equity
meQuilibrium	31.3%	Equity
Moxe Health Corporation	19.3%	Equity
Prognos Health Inc.	28.4%	Equity
Syapse, Inc.	11.0%	Equity
Trice Medical, Inc.	11.6%	Equity

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three months ended March 31, 2023 and 2022, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of the equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended March 31,
	2023	2022
	(Unaudited - In thousands)
Results of Operations:
Revenue	$33,393	$38,811
Gross profit	$21,842	$24,920
Net loss	$(22,829)	$(30,862)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the three month period ended  March 31, 2023:

The Company funded $0.3 million of convertible loans to Trice Medical.  The Company had previously deployed an aggregate of $12.0 million.  Trice Medical is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature. Marketable securities consist of  U.S. Treasury Bills and are carried at amortized cost, which approximates fair value at March 31, 2023. The Company did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022.

	Carrying	Fair Value Measurement at March 31, 2023
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$11,008	$11,008	$—	$—

Restricted cash	$25	$25	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$7,760	$7,760	$—	$—

	Carrying	Fair Value Measurement at December 31, 2022
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$13,331	$13,331	$—	$—

Restricted cash	$25	$25	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$5,956	$5,956	$—	$—

Ownership interests	$860	$860	$—	$—

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
	(Unaudited - In thousands)
General and administrative expense	$292	$314
	$292	$314

Stock-based compensation consists of time based awards to employees, liability based awards to employees to be settled in stock, performance based awards to employees, other non-employee grants and liability based awards to Directors for quarterly and annual services.  During the three months ended March 31, 2023 and 2022, the Company awarded 28 thousand and 10 thousand restricted stock awards, respectively to non-employee directors for compensation.  The Company also issued 240 thousand shares for employee services during the three months ended March 31, 2023, respectively, based on the terms of service agreements.

6. Income Taxes

The Company recorded no consolidated income tax benefit (expense) for the three months ended March 31, 2023 and 2022. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three months ended March 31, 2023 was offset by changes in the valuation allowance. During the three months ended March 31, 2023, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended March 31,
	2023	2022
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$(3,484)	$(6,709)
Weighted average common shares outstanding	16,072	16,587
Net income (loss) per share	$(0.22)	$(0.40)

Diluted:
Net income (loss) for dilutive share computation	$(3,484)	$(6,709)

Number of shares used in basic per share computation	16,072	16,587
Unvested restricted stock and DSU's	—	—
Employee stock options	—	—
Weighted average common shares outstanding	16,072	16,587

Net income (loss) per dilutive share	$(0.22)	$(0.40)

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

Diluted income (loss) per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At March 31, 2023 and 2022, options to purchase 8 thousand and 21 thousand shares of common stock, respectively, a price of $10.37 and a range of $10.37 to $17.11, respectively, were excluded from the calculations.

•	At March 31, 2023 and 2022, unvested restricted stock and performance-based stock units convertible into 0.3 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

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

As of March 31, 2023 and December 31, 2022, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at March 31, 2023 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2023 (nine months ending December 31)	$456	$420
2024	613	573
2025	619	590
2026	207	199
2027	—	—
2028	—	—
Thereafter	—	—
Total future minimum lease payments	1,895	$1,782
Less imputed interest	(319)
Total operating lease liabilities	$1,576

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

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at March 31, 2023 which related to one of the Company's private equity fund interests.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which includes certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to (i) certain specified vesting thresholds (some of which have already been met and paid) or (ii) specified events. In the first case, the bonus pool will be an amount equal to 1.0% of incremental proceeds from the last threshold met and up to 1.3% at certain higher thresholds.  In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company recorded zero compensation expense during each of the quarters ended March 31, 2022 and 2023.  The Company did not make any payments during the three months ended March 31, 2022 or 2023 and has no amounts accrued under the LTIP as of March 31, 2023.

The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $1.0 million at March 31, 2023 and up to 218,750 common shares.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under such authorization during 2022 or the three months ended March 31, 2023.

In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company completed the 2022 Plan in January by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Program.

11. Subsequent Event

During April 2023, the Company funded an additional $3.0 million to Prognos Health, Inc. The Company had previously deployed an aggregate of $14.6 million. Prognos is a healthcare platform company transforming the ability to access, manage and analyze healthcare data in partnership with life sciences brands, payers, and clinical diagnostics organizations. Prognos’ innovations enhance the value of laboratory results and clinical diagnostic data through advanced analytics and artificial intelligence techniques.

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

The following is a listing of certain of our ownership interests as of  March 31, 2023 and 2022, respectively.  The ownership percentages reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of March 31,
Company Name	2023	2022	Accounting Method
Aktana, Inc.	13.6%	13.4%	Equity
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	25.2%	25.2%	Equity
meQuilibrium	31.3%	31.9%	Equity
Moxe Health Corporation	19.3%	27.6%	Equity
Prognos Health Inc.	28.4%	28.5%	Equity
Syapse, Inc.	11.0%	11.0%	Equity
Trice Medical, Inc.	11.6%	12.6%	Equity

Three months ended March 31, 2023 versus the three months ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Variance
	(In thousands)
General and administrative expense	$(1,185)	$(1,234)	$49
Other income (loss), net	(9)	(1,997)	1,988
Interest income	274	101	173
Equity income (loss), net	(2,564)	(3,579)	1,015
	$(3,484)	$(6,709)	$3,225

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense decreased for the three months ended March 31, 2023 as compared to the prior year quarter primarily due to professional fees and various other costs. General and administrative expense includes stock based compensation of $0.3 million for each of the three months ended March 31, 2023 and 2022.

Other Income (loss), net. Other income (loss), net increased $2.0 million for the three months ended March 31, 2023 compared to the prior year quarter.  During the three months ended March 31, 2023, the Company sold its entire position in Bright Health common stock.  During the three months ended March 31, 2022, the Company recorded an unrealized loss of $2.0 million related to the decline in the fair value of Bright Health common stock.

Interest Income. Interest income increased during the three months ended March 31, 2023 as compared to the prior year period primarily attributable to a higher market interest rates on marketable securities.

Equity Income (loss), net. Equity income (loss), net increased $1.0 million for the three months ended March 31, 2023 compared to the prior year period. The components of equity income (loss), net for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Variance
	(In thousands)
Gains on sales of ownership interests, net	$—	$298	$(298)
Share of loss of our equity method companies, net	(2,564)	(3,877)	1,313
	$(2,564)	$(3,579)	$1,015

There were no material gains on sales of ownership interests, net, or impairments from ownership interests accounted for under the equity method during the three months ended March 31, 2023 and 2022 .  The change in our share of loss of our equity method companies for the three months ended March 31, 2023 compared to the prior year period of $1.3 million was due to a decrease in losses associated with our ownership interests.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three months ended March 31, 2023 and 2022. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the three months ended March 31, 2023 and 2022 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2023, we had $11.0 million of cash and cash equivalents and $7.8 million of marketable securities.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2022 and the three months ended March 31, 2023, we did not repurchase any shares under this authorization.  In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Program.

We may consider additional stock repurchases or dividends in the future based on prevailing market conditions and other factors when and if additional liquidity becomes available.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at March 31, 2023 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Three Months Ended March 31,
	2023	2022	Variance
	(In thousands)
Net cash used in operating activities	$(928)	$(1,001)	$73
Net cash (used in) provided by investing activities	(1,090)	(3,102)	2,012
Net cash used in financing activities	(305)	(1,229)	924
	$(2,323)	$(5,332)	$3,009

Net Cash Used In Operating Activities

Net cash used in operating activities decreased for the three months ended March 31, 2023 compared to the prior year period. The activity during the three months ended March 31, 2023 was primarily the result of various non-cash adjustments to net loss, including $2.6 million of equity loss.  The activity during the three months ended March 31, 2022 was primarily the result of various non-cash adjustments to net loss, including $3.6 million of equity loss and a $2.0 million unrealized loss on the decrease in fair value of Bright Health common stock.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities increased by $2.0 million for the three months ended March 31, 2023 compared to the prior year period. During the three months ended March 31, 2023, the Company funded an aggregate of $0.3 million to Trice Medical as compared to aggregate of $3.4 million to Prognos Health and Clutch Holdings during the three months ended March 31, 2022.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased by $0.9 million for the three months ended March 31, 2023 compared to the prior year.  The decrease was primarily the result of lower share repurchases in 2023 as the Company completed the 2022 Plan.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2023, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2023 (remainder)	2024 and 2025	2026 and 2027	After 2027
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$1.9	0.5	1.2	0.2	—
Total Contractual Cash Obligations (b)	$1.9	$0.5	$1.2	$0.2	$—

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $1.8 million through April 2026.

(b)

The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $1.0 million at March 31, 2023 (not reflected in the table above) and up to 218,750 common shares.  We are involved from time to time in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operations.

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

We cannot be certain that our companies will be able to obtain additional financing on favorable terms when needed, if at all. We may not be able to, or decline to, provide our companies with sufficient capital resources to enable them to reach a cash-flow positive position or a sale of the company. General economic disruptions and downturns may also negatively affect the ability of some of our companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of companies. If our companies need capital, but are not able to raise capital from us or other outside sources, or our companies are unable to service their debt obligations, they may need to, or be forced to, cease or scale back operations. In such event, our interest in any such company will become less valuable. If our companies raise additional capital from third parties, either debt or equity, such capital may be dilutive, making our interests less valuable or if such capital ranks senior to the capital we have deployed, such capital may entitle its holders to receive returns of capital before we are entitled to receive any return of our deployed capital. Also, in the event that one or more of our companies is unable to satisfy its debt obligations, or of any insolvency, liquidation, dissolution, reorganization or bankruptcy of one or more our companies, holders of such company’s instruments that rank senior to our deployed capital will typically be entitled to receive payment in full before we receive any return of our deployed capital. After returning such senior capital, such company may not have any remaining assets to use for returning capital to us, causing us to lose some or all of our deployed capital in such company.

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

We are currently a public company and are subject to the listing standards of the NASDAQ exchange and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company will be a significant and continually increasing portion of our expenses if we are able to monetize our company interests.  We may in the future, delist our common stock from the NASDAQ exchange and seek to deregister our common stock with the SEC.  However, there can be no assurance as to the timing of such transactions, or whether such transactions will be undertaken at all, and we will continue to face the costs and burdens of being a public company until such time as our common stock is delisted with the NASDAQ exchange and deregistered with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information we previously disclosed under Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended March 31, 2023, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2023 - January 31, 2023	90,194	$3.09	25,096	$14,636,135
February 1, 2023 - February 28, 2023	5,296	$3.19	—	$14,636,135
March 1, 2023 - March 31, 2023	5,297	$1.87	—	$14,636,135
Total	100,787	$3.03	25,096

(a)

During the first quarter of 2023, the Company repurchased an aggregate of 76 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Exhibit Number	Description

31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	May 5, 2023	/s/ Eric C. Salzman
Eric C. Salzman
Chief Executive Officer
Date:	May 5, 2023	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer