Form 10-Q
period 2023-09-30
SAFEGUARD SCIENTIFICS INC
filed 2023-11-02
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________________________________________________________________

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Number of shares outstanding as of October 30, 2023

Common Stock 16,575,618

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$15,660	$13,331
Restricted cash	25	25
Marketable securities	—	5,956
Ownership interests	—	860
Prepaid expenses and other current assets	593	1,251
Total current assets	16,278	21,423
Right-of-use asset, net	1,055	1,290
Ownership interests and advances	14,839	14,545
Other assets	255	434
Total Assets	$32,427	$37,692
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$103	$16
Accrued compensation and benefits	204	507
Accrued expenses and other current liabilities	782	865
Lease liability - current	474	429
Total current liabilities	1,563	1,817
Lease liability - non-current	888	1,249
Other long-term liabilities	50	50
Total Liabilities	2,501	3,116
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 shares issued and outstanding at September 30, 2023 and December 31, 2022	2,157	2,157
Additional paid-in capital	801,124	804,752
Treasury stock, at cost; 5,063 and 5,478 shares at September 30, 2023 and December 31, 2022, respectively	(44,018)	(48,410)
Accumulated deficit	(729,312)	(723,898)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	29,926	34,576
Total Liabilities and Equity	$32,427	$37,692

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expense	$1,313	$1,360	$3,684	$3,740
Operating loss	(1,313)	(1,360)	(3,684)	(3,740)
Other income (loss), net	1,661	(1,012)	1,486	(2,979)
Interest income	198	230	721	476
Equity income (loss), net	386	(1,022)	(3,937)	(3,147)
Net income (loss) before income taxes	932	(3,164)	(5,414)	(9,390)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$932	$(3,164)	$(5,414)	$(9,390)

Net income (loss) per share:
Basic	$0.06	$(0.19)	$(0.33)	$(0.57)
Diluted	$0.06	$(0.19)	$(0.33)	$(0.57)
Weighted average shares used in computing income (loss) per share:
Basic	16,285	16,281	16,167	16,405
Diluted	16,285	16,281	16,167	16,405

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net cash used in operating activities	$(2,490)	$(2,660)
Cash Flows from Investing Activities:
Proceeds from sales of ownership interests	2,300	6,534
Acquisitions of ownership interests	(3,000)	—
Advances and loans to ownership interests	(250)	(5,045)
Purchases of marketable securities	(8,530)	(5,952)
Proceeds from maturities in marketable securities	14,650	—
Net cash (used in) provided by investing activities	5,170	(4,463)
Cash Flows from Financing Activities:
Repurchases of Company common stock	(75)	(2,060)
Tax withholdings related to equity-based awards	(276)	(523)
Net cash used in financing activities	(351)	(2,583)
Net change in cash, cash equivalents and restricted cash	2,329	(9,706)
Cash, cash equivalents and restricted cash at beginning of period	13,356	24,764
Cash, cash equivalents and restricted cash at end of period	$15,685	$15,058

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited – In thousands, except share data)

		Accumulated	Accumulated Other	Common Stock		Additional Paid-in	Treasury Stock
	Total	Deficit	Comprehensive Loss	Shares	Amount	Capital	Shares	Amount
Balance - December 31, 2022	$34,576	$(723,898)	$(25)	21,573	$2,157	$804,752	5,478	$(48,410)
Net loss	(3,484)	(3,484)	—	—	—	—	—	—
Repurchases of common stock	(75)	—	—	—	—	—	25	(75)
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	207	—	—	—	—	(1,899)	(193)	2,106
Stock-based compensation expense	168	—	—	—	—	168	—	—
Balance - March 31, 2023	$31,392	$(727,382)	$(25)	21,573	$2,157	$803,021	5,310	$(46,379)
Net loss	(2,862)	(2,862)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	60	—	—	—	—	(1,882)	(212)	1,942
Stock-based compensation expense	173	—	—	—	—	173	—	—
Balance - June 30, 2023	$28,763	$(730,244)	$(25)	21,573	$2,157	$801,312	5,098	$(44,437)
Net income	932	932	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	61	—	—	—	—	(358)	(35)	419
Stock-based compensation expense	170	—	—	—	—	170	—	—
Balance - September 30, 2023	$29,926	$(729,312)	$(25)	21,573	$2,157	$801,124	5,063	$(44,018)

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

Liquidity

As of September 30, 2023 the Company had $15.7 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents at September 30, 2023 will be sufficient to fund operations past one year from the issuance of these Consolidated Financial Statements.

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

Comprehensive Income (loss)

During the three months and nine months ended September 30, 2023 and 2022, there were no items of comprehensive income (loss).

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	September 30, 2023	December 31, 2022
	(Unaudited - In thousands)
Equity Method:
Companies	$10,583	$8,749
Private equity funds	97	97
	10,680	8,846
Other Method:
Companies, fair value	-	860
Companies, fair value measurement alternative	2,555	1,067
Private equity funds, fair value measurement alternative	250	250
	2,805	2,177
Advances to companies	1,354	4,382
	$14,839	$15,405

The Company recorded a $0.2 million impairment during the nine months ended September 30, 2023 related to an Other ownership interest.  There were no impairments recorded during the nine months ended September 30, 2022.

As of  September 30, 2023, the Company held ownership interests accounted for using the equity method in 5 non-consolidated companies.  Certain of the Company's ownership interests as of September 30, 2023 included the following:

Company Name	Safeguard Primary Ownership as of September 30, 2023	Accounting Method
Clutch Holdings, Inc.	41.7%	Equity
InfoBionic, Inc.	5.5%	Other
meQuilibrium	30.2%	Equity
Moxe Health Corporation	19.3%	Equity
Prognos Health Inc.	19.4%	Equity
Syapse, Inc.	11.0%	Equity

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information

The following table summarizes the statement of operations data for the companies accounted for under the equity method for the three and nine months ended September 30, 2023 and 2022, respectively. These results have been compiled from the respective companies' financial statements, reflect certain historical adjustments, and are reported on a one quarter lag basis. Results of operations of the companies are excluded for periods prior to their acquisition, subsequent to their disposition and subsequent to the discontinuation of the equity method of accounting. Historical results are not adjusted when the Company exits, writes-off or discontinues the equity method of accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited - In thousands)
Results of Operations:
Revenue	$18,713	$34,170	$89,110	$109,460
Gross profit	$13,525	$19,741	$62,130	$67,314
Net loss	$(14,643)	$(41,071)	$(63,971)	$(106,258)

3. Acquisitions of Ownership Interests

The following is a summary of additional deployments during the nine month period ended  September 30, 2023:

The Company deployed $3.0 million to Prognos Health during the three months ended June 30, 2023.  The Company had previously deployed an aggregate of $14.6 million.  Prognos is a healthcare platform company transforming the ability to access, manage and analyze healthcare data in partnership with life sciences brands, payers, and clinical diagnostics organizations.

The Company funded $0.3 million of convertible loans to Trice Medical during the three months ended March, 31 2023.  During the three months ended September 30, 2023, Trice Medical completed a recapitalization transaction in which Safeguard declined to participate that resulted in Safeguard retaining a small, subordinated debt position and a de minimis ownership interest. The Company had previously deployed an aggregate of $12.0 million.  Trice Medical is focused on orthopedic diagnostics using fully integrated camera-enabled technologies to provide clinical solutions to physicians.

During the three months ended September 30, 2023, InfoBionic completed a recapitalization transaction, in which Safeguard declined to participate, that reduced our ownership position to approximately 5% and resulted in a $1.7 million observable price change gain to reflect the fair value of the ownership interest.  InfoBionic provides a remote patient monitoring platform delivering on-demand, actionable monitoring data and analytics directly to physicians.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature. Marketable securities consist of  U.S. Treasury Bills and are carried at amortized cost, which approximates fair value at September 30, 2023. The Company did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2023 or December 31, 2022.

	Carrying	Fair Value Measurement at September 30, 2023
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$15,660	$15,660	$—	$—

Restricted cash	$25	$25	$—	$—

	Carrying	Fair Value Measurement at December 31, 2022
	Value	Level 1	Level 2	Level 3
	(Unaudited - In thousands)
Cash and cash equivalents	$13,331	$13,331	$—	$—

Restricted cash	$25	$25	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$5,956	$5,956	$—	$—

Ownership interests	$860	$860	$—	$—

5. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited - In thousands)
General and administrative expense	$238	$560	$808	$1,136
	$238	$560	$808	$1,136

Stock-based compensation consists of time based awards to employees, liability based awards to employees to be settled in stock, performance based awards to employees, other non-employee grants and liability based awards to Directors for quarterly and annual services.  During the nine months ended September 30, 2023 and 2022, the Company awarded 307 thousand and 142 thousand restricted stock awards, respectively to non-employee directors for compensation.  The Company also issued 240 thousand shares for employee services during the nine months ended September 30, 2023, respectively, based on the terms of service agreements.

6. Income Taxes

The Company recorded no consolidated income tax benefit (expense) for the three and nine months ended September 30, 2023 and 2022. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax provision that would have been recognized in the three and nine months ended September 30, 2023 was offset by changes in the valuation allowance. During the three and nine months ended September 30, 2023, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited - In thousands, except per share data)
Basic:
Net income (loss)	$932	$(3,164)	$(5,414)	$(9,390)
Weighted average common shares outstanding	16,285	16,281	16,167	16,405
Net income (loss) per share	$0.06	$(0.19)	$(0.33)	$(0.57)

Diluted:
Net income (loss) for dilutive share computation	$932	$(3,164)	$(5,414)	$(9,390)

Number of shares used in basic per share computation	16,285	16,281	16,167	16,405
Unvested restricted stock and DSU's	—	—	—	—
Employee stock options	—	—	—	—
Weighted average common shares outstanding	16,285	16,281	16,167	16,405

Net income (loss) per dilutive share	$0.06	$(0.19)	$(0.33)	$(0.57)

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

Diluted income (loss) per share do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At September 30, 2023 and 2022, options to purchase 8 thousand and 18 thousand shares of common stock, respectively, a price of $10.37 and a range of $10.37 to $17.11, respectively, were excluded from the calculations.

•

At September 30, 2023 and 2022, unvested restricted stock and performance-based stock units convertible into 0.3 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

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

As of September 30, 2023 and December 31, 2022, all of the Company’s assets were located in the United States.

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

A summary of the Company's operating lease cash flows at September 30, 2023 follows:

	Operating lease payments	Expected sublease receipts
	(Unaudited - In thousands)
2023 (three months ending December 31)	$152	$141
2024	613	573
2025	619	590
2026	207	199
2027	—	—
2028	—	—
Thereafter	—	—
Total future minimum lease payments	1,591	$1,503
Less imputed interest	(230)
Total operating lease liabilities	$1,361

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

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at September 30, 2023 which related to one of the Company's private equity fund interests.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan, (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which includes certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to (i) certain specified vesting thresholds (some of which have already been met and paid) or (ii) specified events. In the first case, the bonus pool will be an amount equal to 1.0% of incremental proceeds from the last threshold met and up to 1.3% at certain higher thresholds.  In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company recorded zero compensation expense during each of the three and nine months ended September 30, 2022 and 2023, respectively.  The Company did not make any payments during the three and nine months ended September 30, 2022 or 2023 and has no amounts accrued under the LTIP as of September 30, 2023.

The Company has agreements with certain remaining employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.9 million at September 30, 2023 and up to 156,250 common shares.

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

10. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. The Company has not repurchased any shares under such authorization during 2022 or the nine months ended September 30, 2023.

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

The following is a listing of certain of our ownership interests as of  September 30, 2023 and 2022, respectively.  The ownership percentages reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of September 30,
Company Name	2023	2022	Accounting Method
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	5.5%	25.2%	Other
meQuilibrium	30.2%	31.5%	Equity
Moxe Health Corporation	19.3%	19.3%	Equity
Prognos Health Inc.	19.4%	28.4%	Equity
Syapse, Inc.	11.0%	11.0%	Equity

Three months ended September 30, 2023 versus the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Variance
	(In thousands)
General and administrative expense	$(1,313)	$(1,360)	$47
Other income (loss), net	1,661	(1,012)	2,673
Interest income	198	230	(32)
Equity income (loss), net	386	(1,022)	1,408
	$932	$(3,164)	$4,096

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense did not fluctuate significantly as compared to the third quarter of 2022. However, certain professional expenses were higher while stock based compensation amounts were lower by $0.3 million.  General and administrative expense includes stock based compensation of $0.2 million and $0.6 million for each of the three months ended September 30, 2023 and 2022, respectively.

Other Income (loss), net. Other income (loss), net increased $2.7 million for the three months ended September 30, 2023 compared to the prior year quarter. During the three months ended September 30, 2023, the Company recorded a $1.7 million gain resulting from the observable price change at InfoBionic.  During the three months ended September 30, 2022, the Company recorded an unrealized loss of $1.0 million related to the decline in the fair value of Bright Health common stock.

Interest Income. Interest income decreased during the three months ended September 30, 2023 as compared to the prior year period primarily attributable to a lower average balance of advances to ownership interests.

Equity Income (loss), net. Equity income (loss), net decreased $1.4 million for the three months ended September 30, 2023 compared to the prior year period. The components of equity income (loss), net for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Variance
	(In thousands)
Gains on sales of ownership interests, net	$180	$5,020	$(4,840)
Share of income (loss) of our equity method companies, net	206	(6,042)	6,248
	$386	$(1,022)	$1,408

During the three months ended September 30, 2023, the Company recorded $0.2 million of gains related to the resolution of contingencies and the collection of escrow amounts from prior exit transactions.  The Company recorded a gain of $4.7 million during the three months ended September 30, 2022 with respect to the Lumesis sale where the Company received $5.3 million in cash proceeds, excluding holdbacks and escrows.  The change in our share of loss of our equity method companies for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 of $6.2 million was due primarily to three companies (Trice Medical, Syapse, and meQuilibrium) that did not contribute any amount of equity method loss for the three months ended September 30, 2023 due to their carrying value being previously reduced to zero.  The third quarter of 2023 also benefited from favorable results at Clutch Holdings and Prognos Health as compared to the comparable prior quarter.

Nine months ended September 30, 2023 versus the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Variance
	(In thousands)
General and administrative expense	$(3,684)	$(3,740)	$56
Other income (loss), net	1,486	(2,979)	4,465
Interest income	721	476	245
Equity income (loss), net	(3,937)	(3,147)	(790)
	$(5,414)	$(9,390)	$3,976

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs, and professional services.  General and administrative expense did not fluctuate significantly as compared to the nine months ended September 30, 2022. However, certain professional expenses were higher while stock based compensation amounts were lower by $0.3 million.  General and administrative expense includes stock based compensation of $0.8 million and $1.1 million for each of the nine months ended September 30, 2023 and 2022, respectively.

Other Income (loss), net. Other income (loss), net increased $4.5 million for the nine months ended September 30, 2023 compared to the prior year quarter. During the nine months ended September 30, 2023, the Company recorded a $1.7 million gain resulting from the observable price change at InfoBionic and a $0.2 million impairment on an Other ownership interest. During the nine months ended September 30, 2022, the Company recorded an unrealized loss of $3.2 million related to the decline in the fair value of Bright Health common stock.

Interest Income. Interest income increased during the nine months ended September 30, 2023 as compared to the prior year period primarily attributable to a higher market interest rates on marketable securities.

Equity Income (loss), net. Equity income (loss), net decreased $0.8 million for the nine months ended September 30, 2023 compared to the prior year period. The components of equity income (loss), net for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Variance
	(In thousands)
Gains on sales of ownership interests	$610	$5,406	$(4,796)
Unrealized dilution gains	584	5,285	(4,701)
Share of loss of our equity method companies, net	(5,131)	(13,838)	8,707
	$(3,937)	$(3,147)	$(790)

The Company recorded $0.6 million of gains on sales of ownership interests during the nine months ended September 30, 2023 from a secondary sale of a subordinated promissory note issued by Aktana and related to various escrow received or contingencies resolved. The unrealized dilution gain for the nine months ended September 30, 2023 was the result of Prognos Health, who raised additional equity capital that diluted the Company's interest.  The unrealized dilution gain for the nine months ended September 30, 2022 was the result of Moxe Health, who raised additional equity capital that diluted the Company's interest.  The change in our share of loss of our equity method companies for the nine months ended September 30, 2023 compared to the prior year period of $8.7 million was due primarily to a $5.7 million decrease applicable to three companies (Trice Medical, Syapse, and meQuilibrium) whose amount of equity method loss for the nine months ended September 30, 2023 decreased significantly due to their carrying value being reduced to zero.   The nine months ended September 30, 2023 also benefited from lower operating losses at Prognos Health as compared to the comparable period.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2023 and 2022. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax provision that would have been recognized in the nine months ended September 30, 2023 and 2022 was offset by changes in the valuation allowance.

Liquidity and Capital Resources

As of September 30, 2023, we had $15.7 million of cash and cash equivalents.

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

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2022 and the nine months ended September 30, 2023, we did not repurchase any shares under this authorization.  In March 2022, the Company's Board of Directors replaced a previously existing share repurchase plan that was authorized in May 2021 with a newly authorized $3.0 million share repurchase plan using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Program.

We may consider additional stock repurchases or dividends in the future based on prevailing market conditions and other factors when and if additional liquidity becomes available.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors, including the impact of COVID-19.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire.  The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.  Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at September 30, 2023 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Nine Months Ended September 30,
	2023	2022	Variance
	(In thousands)
Net cash used in operating activities	$(2,490)	$(2,660)	$170
Net cash (used in) provided by investing activities	5,170	(4,463)	9,633
Net cash used in financing activities	(351)	(2,583)	2,232
	$2,329	$(9,706)	$12,035

Net Cash Used In Operating Activities

Net cash used in operating activities decreased for the nine months ended September 30, 2023 compared to the prior year period. The activity during the nine months ended September 30, 2023 was primarily the result of various non-cash adjustments to net loss, including $3.9 million of equity loss.  The activity during the nine months ended September 30, 2022 was primarily the result of various non-cash adjustments to net loss, including $3.1 million of equity loss and a $3.2 million unrealized loss on the decrease in fair value of Bright Health common stock.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities increased by $9.6 million for the nine months ended September 30, 2023 compared to the prior year period. During the nine months ended September 30, 2023, the Company funded an aggregate of $3.3 million to Prognos Health and Trice Medical as compared to aggregate of $5.0 million to Syapse, Inc.,  Prognos Health and Clutch Holdings during the nine months ended September 30, 2022.  During the nine months ended September 30, 2023, the Company received cash proceeds of $0.8 million from the sale of its ownership interest in BHG, $0.4 million from the secondary sale of a subordinated promissory note issued by Aktana and $1.0 million from various escrows from prior transactions. During the nine months ended September 30, 2022, the Company received $5.3 million of cash proceeds from the Lumesis transaction and various other amounts resulting from the resolution or expiration of escrow contingencies.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased by $2.2 million for the nine months ended September 30, 2023 compared to the prior year.  The decrease was primarily the result of lower share repurchases in 2023 as the Company completed the 2022 Plan.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2023, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2023 (remainder)	2024 and 2025	2026 and 2027	After 2027
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$1.6	0.2	1.2	0.2	—
Total Contractual Cash Obligations (b)	$1.6	$0.2	$1.2	$0.2	$—

(a)

In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026. In March 2019, we entered into a sublease for these offices which is expected to result in future aggregate sublease receipts of $1.5 million through April 2026.

(b)

The maximum aggregate exposure under employment and severance agreements for remaining employees was approximately $0.9 million at September 30, 2023 (not reflected in the table above) and up to 156,250 common shares.  We are involved from time to time in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operations.

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

Our success is dependent on our senior management team’s ability to execute our strategy. In connection with our strategy announced in 2018, we made a series of management changes intended to streamline our organizational structure and reduce our operating costs and since then we have made, and may make, further management changes from time to time, including to an outsourced management service provider.  A loss of one or more of the remaining members of our senior management team without adequate replacement could have a material adverse effect on us.

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

The continuing costs and burdens associated with being a public company constitute a large percentage of our expenses and we intend to delist our common stock from trading on NASDAQ and seek to terminate the registration of our common stock under the Exchange Act, which could negatively impact the trading volume and price of our common stock.

We are currently a public company and are subject to the listing standards of NASDAQ and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002.  The costs and burdens of being a public company constitute a significant portion of our expenses.  We intend to delist our common stock from NASDAQ and seek to deregister our common stock under the Exchange Act, which could preclude certain shareholders from owning our common stock, negatively impact the trading volume of our common stock, cause the price of our common stock to decline, and limit the type and amount of information about our business, operations, finances and results that is publicly available.  However, such transaction is subject to shareholder approval and we will continue to face the costs and burdens of being a public company until such time as our common stock is delisted from NASDAQ and deregistered under the Exchange Act.

Subject to shareholder approval, our board of directors has approved a plan to effectuate a reverse/forward stock split to reduce the number of record holders of our common stock and terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On October 5, 2023, we announced a proposed reverse/forward stock split transaction. If the proposed reverse/forward stock split is effected, we intend to terminate the registration of our common stock under the Exchange Act.  Following deregistration, we will no longer file annual reports on Form 10-K (except for Form 10-K for the year ending December 31, 2023), quarterly reports on Form 10-Q, and current reports on Form 8-K.  Accordingly, there will be significantly less information regarding Safeguard available to shareholders and potential investors. In addition, we will no longer be subject to the provisions of the Sarbanes-Oxley of 2002 Act and certain of the liability provisions of the Exchange Act, although we will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, our executive officers, directors and 10% shareholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% shareholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act. In addition, following the effective time of the reverse/forward stock split, we plan to delist our common stock from NASDAQ. Any trading in our common stock after the deregistration and delisting would only occur in privately negotiated sales or potentially on the OTC Markets, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of common stock more difficult, which may cause the value of our common stock to decrease.  Information concerning this proposed transaction is set forth in our preliminary proxy statement, which was filed with the SEC on Schedule 14A on October 5, 2023, as amended on October 20, 2023.  Shareholders are urged to read the preliminary proxy statement carefully.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to matrially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by the Company and affiliated purchasers of the Company, during the quarter ended September 30, 2023, which equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
July 1, 2023 - July 31, 2023	5,297	$1.44	—	$14,636,135
August 1, 2023 - August 31, 2023	5,297	$1.23	—	$14,636,135
September 1, 2023 - September 30, 2023	5,298	$1.13	—	$14,636,135
Total	15,892	$1.27	—

(a)

During the third quarter of 2023, the Company repurchased an aggregate of 16 thousand shares of its common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

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

Exhibit Number	Description

31.1 †	Certification of Eric C. Salzman pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Mark A. Herndon pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Eric C. Salzman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Mark A. Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Cash Flows (unaudited); (v) Consolidated Statement of Changes in Equity (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

‡	Furnished herewith

*	This exhibit relates to management contracts or compensatory plans, contracts or arrangement in which directors and/or executive officers of the Registrant may participate. Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date:	November 2, 2023	/s/ Eric C. Salzman
Eric C. Salzman
Chief Executive Officer
Date:	November 2, 2023	/s/ Mark A. Herndon
Mark A. Herndon
Senior Vice President and Chief Financial Officer