Form 10-K
period 2023-12-31
SAFEGUARD SCIENTIFICS INC
filed 2024-03-26
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐  (See Explanatory Note)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated  filer," "accelerated filer," "small reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21,248,137 based on the closing sale price as reported on the NASDAQ Stock Market.

The number of shares outstanding of the registrant’s common stock as of March 21, 2024 was 16,722,994.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

December 31, 2023

Explanatory Note

On February 2, 2024, Safeguard Scientifics, Inc. (“Safeguard,” the “Company,” “we,” “us,” or “our”) filed Form 25 with the Securities and Exchange Commission (the “SEC”) to delist Safeguard’s common stock (“common stock”) from trading on The Nasdaq Stock Market LLC (“Nasdaq”).  On February 12, 2024, shares of common stock ceased trading on Nasdaq and started trading on OTCQX under the symbol “SFES.”  On  February 20, 2024, Safeguard filed Form 15 with the SEC, a certification and notification of termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspension of duty to file reports under Section 15(d) of the Exchange Act. However, because Safeguard had effective registration statements under the Securities Act of 1933, as amended, that were updated in 2023 by virtue of the filing and incorporation by reference of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 into such registration statements, Safeguard is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to satisfy its remaining reporting obligation for the fiscal year ended December 31, 2023. Safeguard does not expect that it will be required to file current or periodic reports with the SEC following the filing of this Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our ownership interests, fluctuations in the market prices of our publicly traded ownership interests, if any, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees or external managers, our ability to execute our strategy, market valuations in sectors in which our companies operate, our inability to control our ownership interests, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of the companies in which we have an ownership interest have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which they operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

PART I

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

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders. We have considered and taken action on various initiatives including the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend.  In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  In 2022, we repurchased 711,481 shares for $2.9 million at an average price of $4.13 per share through subsequent open market repurchase plans.  In December 2023, we declared and paid a $0.35 per share special dividend.

On December 15, 2023, Safeguard held a Special Meeting of Shareholders (the "Special Meeting") at which shareholders adopted amendments (the “Amendments”) to the Company's Second Amended and Restated Article of Incorporation, as amended (“Articles of Incorporation”), to effect a reverse stock split, followed immediately by a forward stock split, of the Company's common stock at a ratio (i) not less than 1-for-50 and not greater than 1-for-100, in the case of the reverse stock split, and (ii) not less than 50-for-1 and not greater than 100-for-1, in the case of the forward stock split. Upon the adoption of the Amendments to the Articles of Incorporation at the Special Meeting, on December 15, 2023, the Company’s Board of Directors (the “Board”) determined to effectuate the reverse stock split at the reverse stock split ratio of 1-for-100 and the forward stock split at the forward stock split ratio of 100-for-1 (collectively, “Stock Split Ratios”), which were within the ranges approved by the Company’s shareholders at the Special Meeting. The Company subsequently filed the Amendments to the Articles of Incorporation with the Pennsylvania Department of State to effectuate the stock splits with such Stock Split Ratios.

The stock splits had the effect of reducing the number of record holders of the Company’s common stock to a number below 300 (i.e., the level at or above which the Company is required to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The actions the Company has taken to suspend, and events that occur as a result of such actions that have the effect of suspending, the Company’s reporting obligations under the Exchange Act, including effectuating the stock splits, delisting the Company’s common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), as described below, terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending the Company’s reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to as the “Transaction.”  The stock splits were undertaken as part of the Company’s plan to give effect to the Transaction.

As a result of the Transaction, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 and the listing standards of any national securities exchange.

Safeguard will continue to actively work with our ownership interests to seek monetization opportunities.

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

Management and Operational Support. Representatives of Safeguard serve on the boards of directors of certain of our companies, working with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular review of operational and financial performance measurements.

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

Given our strategy, the value of Safeguard is primarily dependent upon the value of our existing ownership interests.  We have returned capital to our shareholders in the form of stock repurchases and special dividends to shareholders.

Our Ownership Interests

An understanding of our ownership interests is important to understanding Safeguard. We categorize our ownership interests into stages based upon revenue generation.  This includes those positions which are accounted for under the equity method as well as certain companies where we do not have significant influence but whose value is a substantial portion of our portfolio.  The Company reflects revenue categories based on a one quarter lag, i.e. the categories below reflect the trailing year ended September 30, 2023.

The ownership percentages indicated below are presented as of December 31, 2023 for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

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

Prognos Health Inc.	(Safeguard Ownership: 19.0%)

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

Revenue of $20 million to $50 million

meQuilibrium	(Safeguard Ownership: 30.2%)

Headquartered in Boston, Massachusetts, meQuilibrium is an engagement and performance platform that leverages behavioral psychology and data science to improve workforce resilience, agility, and adaptive capacity.  The Company offers solutions for managers, teams, and individual employees. www.mequilibrium.com

Other ownership interests

In addition to the above companies, we also have smaller ownership interests in other companies where we do not exert significant influence and do not participate in any management activities. In some cases, these ownership interests generally are the result of previous positions that have been diluted or residual interests resulting from the acquisition of companies where we had an ownership interest.

InfoBionic: Headquartered in Waltham, Massachusetts, InfoBionic is an emerging digital health company focused on creating patient monitoring solutions for cardiac arrhythmias. InfoBionic’s MoMe® Kardia cloud-based, remote patient monitoring platform delivers on-demand, actionable monitoring data and analytics directly to the physicians themselves. www.infobionic.com

MedCrypt: Developer of a data security platform designed to protect medical devices. The company's platform enables functions such as authenticating users, encrypting data and cryptographically sign settings and patient prescriptions, as well as has the ability to monitor transactions between clinicians and devices for malicious behavior, enabling hospitals and health systems to prevent unauthorized access and misuse of their medical devices. www.medcrypt.com

WellTrackONE: Provider of wellness program services. The company's services include scheduling, screening and documentation that provide data for outcomes and clinical measurements, enabling healthcare professionals to offer wellness visits to their patients. www.welltrackone.com

We also have residual interests in a variety of private funds that are in the process of winding down and other companies.

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

AVAILABLE INFORMATION

You can read and copy our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements and other information filed with or furnish to the SEC  at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 150 N. Radnor Chester Road, Suite F-200, Radnor, Pennsylvania 19087.

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

In addition, the formal strategic process that we undertook through 2023 is no longer in effect and there can be no assurance that any future exploration of a strategic transaction will result in any strategic change or outcome and disclosure of any developments related to such exploration may not be disclosed until required. Further, if one or more strategic or other transactions are identified and completed, we may be required to retain or reinvest additional amounts of our capital as part of such transaction.

There can also be no assurance as to whether we will realize the value of escrowed proceeds, holdbacks or other contingent consideration, if any, associated with any transaction. Additionally, there can be no assurance that we will be able to satisfy our liabilities during this process of supporting, and maximizing monetization opportunities for, our existing company interests to return value to shareholders.  The method, timing and amount of any return of value to our shareholders will also be at the discretion of our Board of Directors and may depend on market and business conditions and our overall liabilities, capital structure and liquidity position.

A disposition of one or more of our company interests may occur at a time that will yield less value than if we held such interests for a longer period of time.

Our companies are at various stages in their lifecycles. The value of our interests in our companies at any point in time is highly dependent on the progress and success such companies have made at such time with respect to the development and marketing of their products and services and that value may fluctuate significantly. This could result in lower exit valuations and/or extended exit timelines for such companies. This, in turn, could negatively affect the amount and timing of the monetization opportunities for such companies and our ability to return value to shareholders.

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

We are managed by a third-party service provider and our success in executing our strategy is dependent on such service provider.

As of December 31, 2023, our then serving Chief Executive Officer and Chief Financial Officer ceased serving us in such capacities, and we engaged Rock Creek Advisors, LLC (“Rock Creek”) to perform certain consulting and advisory services related to our financial and operational functions effective January 1, 2024.  An employee of Rock Creek  has been serving as our Chief Executive Officer, Chief Financial Officer and Secretary since January 1, 2024.  Our success is dependent on Rock Creek’s ability to execute our strategy.  If Rock Creek is unable to execute the strategy or elects to terminate the services agreement it entered into with us, which it may do with a 30-day  notice to us, our business could experience a material adverse effect.

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

Non-performance by the subtenant of our previous office space could adversely affect us.

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

We have undertaken actions to effect a “going dark” transaction, including delisting our common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), terminating the registration of our common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending our reporting obligations under Section 15(d) of the Exchange Act.

On December 15, 2023, our Board approved the voluntarily delisting of our common stock from trading on Nasdaq and the deregistering of our common stock under Section 12(b) of the Exchange Act by filing Form 25 (Notification of Removal From Listing and/or Registration under Section 12(b) of the Exchange Act) with the SEC. We filed Form 25 on February 2, 2024 and our common stock was delisted from trading on Nasdaq effective as of the end of business on February 9, 2024.  On February 20, 2024, we filed Form 15 with the SEC certifying that we had less than 300 shareholders of record, in order to terminate the registration of our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.  These actions have the following effects:

●

Except for filing this Form 10-K, we have ceased filing annual, quarterly, current, and other reports and documents with the SEC, and our shareholders will have significantly less information about us and our business, operations, and financial performance than they previously had.  While we currently intend to make financial information available to our shareholders on a voluntary basis, there is no assurance that we will continue to do so in the future. We will continue to hold shareholder meetings as required under Pennsylvania law, including annual meetings, or to take actions by written consent of our shareholders in lieu of meetings as permitted under and in conformity with applicable Pennsylvania law, but we will no longer have to comply with proxy solicitation rules and related disclosure requirements under the Exchange Act.

●

We are no longer listed on Nasdaq, which may have an adverse effect on the liquidity of our common stock. Effective February 12, 2024, our common stock qualified to trade on the OTCQX Best Market (the “OTC”).  Any trading in our common stock will only occur in privately negotiated sales and on the OTC, but only if one or more brokers chooses to make a market for our common stock on the OTC and complies with applicable regulatory requirements, which may adversely affect the liquidity of our common stock and result in a significantly increased spread between the bid and asked prices of our common stock, and there is no guarantee that a broker will continue to make a market in our common stock and that trading of our common stock will continue on the OTC or otherwise.  Additionally, the overall price of our stock may be significantly reduced due to the potential that investors may view the investment as inherently riskier given the fact that publicly available information about us will be significantly more limited, as well as due to possible limited liquidity of our common stock.

●

We will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act and the listing standards of any national securities exchange.

●

Our executive officers, directors and 10% shareholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% shareholders will no longer be subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

●

We will have no ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we will have a decreased ability to use stock to acquire other companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As part of our strategy to cease deploying capital into new opportunities in order to focus on supporting our existing ownership interests and maximizing monetization and other strategic opportunities to enable us to return value to our shareholders, we eliminated our internal management of technology and cybersecurity and outsourced this function to a third-party service provider.  Our third-party service provider monitors and tests our safeguards, including through the use of automated tools and manual processes, such as vulnerability scanning, penetration tests, and assessments of our technology infrastructure, and offers training to our employees on these safeguards, including through phishing tests and other processes.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. The Company’s Audit Committee annually reviews with management the Company’s operational risk exposure and the steps management has taken to monitor and control these exposures.

Item 2. Properties

Our current corporate headquarters and administrative offices in Radnor, Pennsylvania is approximately 100 square feet of office space in one building.  The lease term is month to month.

 Additionally, we have additional administrative offices located in Radnor, Pennsylvania comprising approximately 15,600 square feet, that have been sublet to an unaffiliated party through April, 2026, the remainder of the lease term.

Item 3. Legal Proceedings

On June 21, 2023, Hilary Musser filed a complaint in the Court of Common Pleas in Delaware County, Pennsylvania. The lawsuit names the Company, Bonfield VII, Ltd. and Robert E. Keith, a former director of the Company, as defendants.  The lawsuit alleges, among other things, that in the early 2000s, in the midst of divorce proceedings between the claimant and Warren Musser and other litigation involving the Mussers and the Company, the defendants and Mr. Musser acted together to deprive the claimant of certain assets. The claimant is seeking compensatory damages, including interest, costs and punitive and delay damages. We believe that the claims set forth in the complaint are without merit. The final outcome of this matter, however, cannot be predicted with complete certainty, and our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed on the New York Stock Exchange through the third quarter of 2022 and the Nasdaq Exchange (Symbol: SFE) through February 12, 2024. The high and low sale prices reported within each quarter of 2023 and 2022 were as follows:

	High	Low
Fiscal year 2023:
First quarter	$3.25	$1.52
Second quarter	2.19	1.42
Third quarter	1.68	0.98
Fourth quarter	1.19	0.76
Fiscal year 2022:
First quarter	$7.53	$4.81
Second quarter	5.48	3.32
Third quarter	4.54	3.60
Fourth quarter	3.89	2.95

The high and low sale prices reported on Nasdaq in the first quarter of 2024 through February 12, 2024 were $0.81 and $0.40 respectively, and the last sale price reported on Nasdaq on February 12, 2024, was $0.59.  Effective February 12, 2024, the Company’s common stock qualified to trade on the OTCQX Best Market (the “OTC”).  The high and low sale prices reported on the OTC from February 12, 2024 through March 21, 2024 were $0.86 and $0.55 respectively, and the last sale price reported on the OTC on March 21, 2024, was $0.84.

As of March 21, 2024, there were approximately 7,213 beneficial holders of our common stock.

Special Dividend

On December 15, 2023, the Board of Directors declared a special cash dividend of $0.35 per share, payable on December 28, 2023 to shareholders of record as of the close of business on December 19, 2023.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2023 registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (b)
October 1, 2023 - October 31, 2023	5,298	$1.11	—	$14,636,135
November 1, 2023 - November 30, 2023	5,318	$1.00	—	$14,636,135
December 1, 2023 - December 31, 2023	68,858	$1.03	—	$14,636,135
Total	79,474	$1.03	—

(a) During the fourth quarter of 2023, we repurchased an aggregate of approximately 79 thousand shares of our common stock initially issued as restricted stock awards to employees and subsequently withheld from employees to satisfy the statutory withholding tax liability upon the vesting of such restricted stock awards.

(b) In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2023 and 2022, we did not repurchase any shares under this authorization. In May 2021, the Company's Board of Directors authorized a $6.0 million share repurchase program (the "2021 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2021, the Company purchased 236,159 shares under the 2021 Plan at an aggregate cost of $1.6 million, or $6.94 per share.  During October 2021, the Company suspended the 2021 Plan and completed a modified Dutch auction self-tender that resulted in the repurchase of 4.3 million common shares for an aggregate price of $38.7 million, or $9.00 per share. In March 2022, the Company's Board of Directors replaced the 2021 Plan and authorized a separate $3.0 million share repurchase program (the "2022 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2022, the Company purchased 711,481 shares under the 2022 Plan at an aggregate cost of $2.9 million, or $4.13 per share.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Plan.

Item 6. Selected Consolidated Financial Data

Not applicable for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts.  These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements are subject to risks and uncertainties.  Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, the fact that our ownership interests may vary from period to period, our substantial capital requirements and absence of liquidity from our ownership interests, fluctuations in the market prices of our publicly traded ownership interests, competition, our inability to obtain maximum value for our ownership interests, our ability to attract and retain qualified employees or external managers, our ability to execute our strategy, market valuations in sectors in which our ownership interests operate, our inability to control our ownership interests, the uncertainty of the outcomes of corporate strategic transactions, if any, our need to manage our assets to avoid registration under the Investment Company Act of 1940, and risks associated with our ownership interests and their performance, including the fact that most of the companies in which we have an ownership interest have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which they operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders.  We have considered and taken action on various initiatives including the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend. In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  In 2022, we repurchased 711,481 shares for $2.9 million at an average price of $4.13 per share through subsequent open market repurchase plans.  In December 2023, we declared and paid a $0.35 per share special dividend.

On December 15, 2023, Safeguard held a Special Meeting of Shareholders (the "Special Meeting") at which shareholders adopted amendments (the “Amendments”) to the Company's Second Amended and Restated Article of Incorporation, as amended (“Articles of Incorporation”), to effect a reverse stock split, followed immediately by a forward stock split, of the Company's common stock at a ratio (i) not less than 1-for-50 and not greater than 1-for-100, in the case of the reverse stock split, and (ii) not less than 50-for-1 and not greater than 100-for-1, in the case of the forward stock split. Upon the adoption of the Amendments to the Articles of Incorporation at the Special Meeting, on December 15, 2023, the Company’s Board of Directors (the “Board”) determined to effectuate the reverse stock split at the reverse stock split ratio of 1-for-100 and the forward stock split at the forward stock split ratio of 100-for-1 (collectively, “Stock Split Ratios”), which were within the ranges approved by the Company’s shareholders at the Special Meeting. The Company subsequently filed the Amendments to the Articles of Incorporation with the Pennsylvania Department of State to effectuate the stock splits with such Stock Split Ratios.

The stock splits had the effect of reducing the number of record holders of the Company’s common stock to a number below 300 (i.e., the level at or above which the Company is required to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The actions the Company has taken to suspend, and events that occur as a result of such actions that have the effect of suspending, the Company’s reporting obligations under the Exchange Act, including effectuating the stock splits, delisting the Company’s common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), as described below, terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending the Company’s reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to as the “Transaction.”  The stock splits were undertaken as part of the Company’s plan to give effect to the Transaction.

As a result of the Transaction, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 and the listing standards of any national securities exchange.

Safeguard will continue to actively work with our ownership interests to seek monetization opportunities.

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

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  Under this method, the changes in fair value are reflected in Other income (loss), net. As of December 31, 2023 there were no ownership interests remaining following this accounting method.

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

Total impairment charges related to our Ownership interests and advances were as follows:

	Year Ended December 31,
Accounting Method	2023	2022
	(In thousands)
Equity	$1,000	$—
Other	173	—
Total	$1,173	$—

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

The following is a listing of certain of our ownership interests as of December 31, 2023 and 2022. The ownership percentages indicated below are presented for certain companies in which we held ownership interests and reflect the percentage of the vote we were entitled to cast at that date based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

	Safeguard Primary Ownership as of December 31,		Accounting Method as of December 31,
Company Name	2023	2022	2023
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	*	25.2%	Other
MedCrypt, Inc.	*	*	Other
meQuilibrium	30.2%	31.3%	Equity
Moxe Health Corporation	19.3%	19.3%	Equity
Prognos Health Inc.	19.0%	28.4%	Equity

*minimal ownership interest

Year ended December 31, 2023 versus year ended December 31, 2022

	Year Ended December 31,
	2023	2022	Variance
	(In thousands)
General and administrative expense	$(5,683)	$(4,775)	$(908)
Other income (loss), net	2,037	(3,297)	5,334
Interest income	903	794	109
Equity income (loss), net	(7,085)	(6,985)	(100)
Net (loss)	$(9,828)	$(14,263)	$4,435

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, stock based compensation, insurance, office costs and professional services. General and administrative expense increased $0.9 million, or 19%, for the year ended December 31, 2023 compared to the prior year due to severance expenses of $0.7 million and higher legal and other professional fees of $0.6 million.  These increases were partially offset by lower stock based compensation costs of $0.3 million and various other lower costs.  General and administrative expense includes stock based compensation expense of $1.1 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.  Stock based compensation continues to include a significant proportion of management's overall compensation, including the settlement of amounts due pursuant to the annual management incentive plan, and Director compensation, which aggregated to $0.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

Other income (loss), net. Other income (loss), net increased by $5.3 million for the year ended December 31, 2023, compared to the prior year.  During the year ended December 31, 2023, the primary component was an observable price change of $1.7 million at InfoBionic upon their recapitalization event.  The Company also recorded $0.6 million of gains from the collection of uncertain escrow amounts and $0.2 million of impairment related to an Other ownership interest.   During the year ended December 31, 2022, the primary component was unrealized losses resulting from the decline in the fair value of BHG common stock of $3.7 million.

Interest Income. Interest income increased $0.1 million for the year ended December 31, 2023 compared to the prior year due primarily to higher market interest rates on marketable securities during 2023.

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

Equity income (loss), net decreased $0.1 million for the year ended December 31, 2023 compared to the prior year. The components of equity income (loss), net for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Variance
	(In thousands)
Gains on sales of ownership interests	$610	$5,627	$(5,017)
Unrealized dilution gains	584	5,285	(4,701)
Loss on impairments	(1,000)	—	(1,000)
Share of losses of our equity method companies, net	(7,279)	(17,897)	10,618
	$(7,085)	$(6,985)	$(100)

During the year ended December 31, 2023, the gains on sales of ownership interests related entirely to miscellaneous escrow collections.  During the year ended December 31, 2022, the gains on sales of ownership interests are primarily related to Lumesis of $4.9 million.

The unrealized dilution gains for the year ended December 31, 2023 were a result of Prognos Health, who raised additional equity capital that diluted the Company's interest.  The unrealized dilution gains for the year ended December 31, 2022 were related to Moxe, who raised additional equity capital that diluted the Company's interest in those entities.

During the year ended December 31, 2023, the Company recorded an impairment of $1.0 million related to the Moxe ownership interest, which is accounted for under the equity method.  The impairment was determined based on the decline in the fair value of our ownership interest resulting from lower forward looking revenue expectations.  There were no impairments during the year ended December 31, 2022.

The decrease in our share of losses of our equity method companies for the 2023 year compared to the prior year period was primarily due to three ownership interests (Trice Medical, Syapse and meQuilibrium) whose equity method loss for the year ended December 31, 2023 decreased $8.0 million due to their carrying value being reduced to zero during 2022 or 2023, which results in the cessation of recording of our share of their operating losses.

Income Tax Benefit (Expense)

There was no income tax benefit (expense) for the years ended December 31, 2023 and 2022. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each year was offset by changes in the valuation allowance.

Liquidity And Capital Resources

As of December 31, 2023, the Company had $9.5 million of cash and cash equivalents.

In 2015, the Company's Board of Directors authorized us, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2023 and 2022, we did not repurchase any shares under this authorization.

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

In March 2022, the Company's Board of Directors replaced the 2021 Plan and authorized a separate $3.0 million share repurchase program (the "2022 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2022, the Company purchased 711,481 shares under the 2022 Plan at an aggregate cost of $2.9 million, or $4.13 per share.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Plan.

We may consider additional stock repurchases or dividends in the future based on prevailing market conditions and other factors when and if additional liquidity becomes available.

Our ability to generate liquidity from transactions involving our ownership interests has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors.  We may be requested to provide additional capital to our companies, which may cause us to face liquidity issues that will constrain our ability to execute our business strategy and limit our ability to provide financial support to all of our existing companies in the amounts that we desire. The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to provide additional funding to existing companies where we have an ownership interest or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in our ownership interests, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly. Accordingly, the Company could also pursue other sources of capital in order to maintain its liquidity.  The Company believes that its cash and cash equivalents at December 31, 2023 will be sufficient to fund operations past one year from the issuance of these financial statements.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2023	2022	Variance
	(In thousands)
Net cash used in operating activities	$(3,308)	$(3,258)	$(50)
Net cash provided by (used in) investing activities	5,721	(4,662)	10,383
Net cash used in financing activities	(6,252)	(3,488)	(2,764)
	$(3,839)	$(11,408)	$7,569

Net Cash Used In Operating Activities

Year ended December 31, 2023 versus year ended December 31, 2022. Net cash used in operating activities increased for the year ended December 31, 2023 compared to the prior year. The activity during the year ended December 31, 2023 was primarily the result of various non-cash adjustments to net loss, including $6.1 million of equity loss and $1.2 million of impairment losses. The activity during the year ended December 31, 2022 was primarily the result of various non-cash adjustments to net loss, including $7.0 million of equity loss and a $3.7 million unrealized loss on the decrease in fair value of Bright Health common stock.

Net Cash (Used in) provided by Investing Activities

Year ended December 31, 2023 versus year ended December 31, 2022. Net cash (used in) provided by investing activities increased by $10.4 million for the year ended December 31, 2023 compared to the prior year.  During the year ended December 31, 2023, the Company deployed an aggregate of $3.3 million to Prognos Health and Trice Medical, Inc. as compared to aggregate of $5.7 million to Syapse, Inc, Prognos Health, Clutch Holdings, meQuilibrium and Trice Medical, Inc.  During the year ended December 31, 2023, the Company received $0.9 million from the collection of escrowed amounts related to the 2022 Lumesis transaction, $0.8 million from the sale of its ownership interest in BHG, $0.5 million from the resolution of escrow contingencies resulting from the 2021 Flashtalking transaction, $0.4 million from the secondary sale of a subordinated promissory note issued by Aktana and additional amounts from other earn-outs or contingencies.

Net Cash Used In Financing Activities

Year ended December 31, 2023 versus year ended December 31, 2022. Net cash used in financing activities increased by $2.8 million for the year ended December 31, 2023 compared to the prior year. The increase was primarily the $5.8 million special dividend offset by lower share repurchases in 2023 as the Company completed the 2022 Plan.

Contractual Cash Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2024	2025 and 2026	2027 and 2028	After 2028
	(In millions)
Contractual Cash Obligations:
Operating leases (a)	$1.4	$0.6	$0.8	$—	$—
Total Contractual Cash Obligations (b)	$1.4	$0.6	$0.8	$—	$—

(a)  In 2015, we entered into an agreement for the lease of our former principal executive offices which expires in April 2026.  Payments pursuant to this lease are approximately $1.4 million through expiration, however, in March 2019 we entered into a sublease for this office space which is expected to result in future aggregate sublease receipts of $1.4 million through April 2026.

(b)  We are involved from time to time in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters which are currently pending will not have a material adverse effect on our consolidated financial position or results of operation.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of ownership interests and advances

The Company evaluates the carrying value of its ownership interests and advances for possible impairment. This evaluation requires management to apply significant judgment particularly related to the achievement of business plan objectives and milestones, the financial condition and prospects of the portfolio company, market conditions and other relevant factors. Based on the above, management then determines whether there has been an other-than-temporary decline in the value of its ownership interest in or advance to the portfolio company. If the Company identifies an other-than-temporary decline in value, management may use valuation methods such as discounted cash flows and the market approach including valuation of comparable public companies and evaluation of recent acquisitions of similar companies. During the year ended December 31, 2023, the Company recorded $1.0M of other than temporary impairment charges. The identification and valuation of other than temporary impairment of ownership interests and advances was determined to be a critical audit matter.

The principal consideration for our determination that the identification and valuation of other-than-temporary impairment of ownership interests and advances is a critical audit matter is due to it being an area of the financial statements requiring significant auditor judgment and subjectivity in assessing the results of management’s impairment analysis. Ownership interests and advances held by the Company are primarily comprised of early-stage privately-held companies in industries that are rapidly evolving, where evaluation of other than temporary declines in value requires significant judgment by management.

Our audit procedures related to identification and valuation of other than temporary impairment of ownership interests and advances included the following, among others:

●

We evaluated the design of certain internal controls related to the Company’s impairment assessment. This included controls over the identification and valuation of other than temporary declines in value and the impairment analysis.

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

●	For one ownership interest where an other than temporary impairment was recorded, we tested the completeness and accuracy of the source information used to value the ownership interest.

●

For one ownership interest where an other than temporary impairment was recorded, we utilized personnel with specialized knowledge and skill in valuation techniques to assist in (i) evaluating the appropriateness of management's valuation methodologies, and (ii) evaluating the reasonableness of the fair value of the ownership interest.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

March 26, 2024

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$9,498	$13,331
Restricted cash	19	25
Marketable securities	—	5,956
Ownership interests	—	860
Prepaid expenses and other current assets	394	1,251
Total current assets	9,911	21,423
Right-of-use asset, net	971	1,290
Ownership interests and advances	11,691	14,545
Other assets	263	434
Total Assets	$22,836	$37,692
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$107	$16
Accrued compensation and benefits	854	507
Accrued expenses and other current liabilities	596	865
Lease liability - current	489	429
Total current liabilities	2,046	1,817
Lease liability - non-current	760	1,249
Other long-term liabilities	50	50
Total Liabilities	2,856	3,116
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 21,573 issued at December 31, 2023 and 2022, respectively	2,157	2,157
Additional paid-in capital	793,992	804,752
Treasury stock, at cost; 4,947 and 5,478 shares at December 31, 2023 and 2022, respectively	(42,418)	(48,410)
Accumulated deficit	(733,726)	(723,898)
Accumulated other comprehensive loss	(25)	(25)
Total Equity	19,980	34,576
Total Liabilities and Equity	$22,836	$37,692

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
General and administrative expense	$5,683	$4,775
Operating loss	(5,683)	(4,775)
Other income (loss), net	2,037	(3,297)
Interest income	903	794
Equity (loss), net	(7,085)	(6,985)
Net (loss) before income taxes	(9,828)	(14,263)
Income tax benefit (expense)	—	—
Net (loss)	$(9,828)	$(14,263)
Net (loss) per share:
Basic	$(0.61)	$(0.87)
Diluted	$(0.61)	$(0.87)
Weighted average shares used in computing net (loss) per share:
Basic	16,221	16,337
Diluted	16,221	16,337

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

		Accumulated	Accumulated Other Comprehensive	Common Stock		Additional Paid-In	Treasury Stock
	Total	Deficit	Loss	Shares	Amount	Capital	Shares	Amount
Balance — December 31, 2021	$50,566	$(709,635)	$(25)	21,573	$2,157	$806,638	5,068	$(48,569)
Net loss	(14,263)	(14,263)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	477	—	—	—	—	(2,622)	(302)	3,099
Stock-based compensation	736	—	—	—	—	736	—	—
Repurchases of common stock	(2,940)	—	—	—	—	—	712	(2,940)
Balance — December 31, 2022	$34,576	$(723,898)	$(25)	21,573	$2,157	$804,752	5,478	$(48,410)
Net loss	(9,828)	(9,828)	—	—	—	—	—	—
Restricted stock awards, forfeitures and shares repurchased for tax withholdings, net	446	—	—	—	—	(5,621)	(556)	6,067
Stock-based compensation	680	—	—	—	—	680	—	—
Repurchases of common stock	(75)	—	—	—	—	—	25	(75)
Dividends paid	(5,819)	—	—	—	—	(5,819)	—	—
Balance — December 31, 2023	$19,980	$(733,726)	$(25)	21,573	$2,157	$793,992	4,947	$(42,418)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss)	$(9,828)	$(14,263)
Adjustments to reconcile to net cash used in operating activities:
Amortization of right of use asset	319	271
Equity (income) loss, net	6,085	6,985
Impairments of ownership interests and advances	1,173	—
Gain from observable price changes	(1,661)	(553)
Gain from sales of ownership interests	(542)	—
Change in fair value of ownership interests	—	3,689
Other, net	(7)	76
Stock-based compensation, including liability classified awards	1,121	1,445
Changes in assets and liabilities:
Prepaid expenses and other current assets	(146)	(534)
Accounts payable, accrued expenses, and other current liabilities	178	(374)
Net cash used in operating activities	(3,308)	(3,258)
Cash Flows from Investing Activities:
Acquisitions of ownership interests	(3,000)	—
Proceeds from sales and distributions from ownership interests	2,851	6,879
Advances and loans to ownership interests	(250)	(5,670)
Purchase of marketable securities	(8,530)	(11,871)
Proceeds from sales and maturities in marketable securities	14,650	6,000
Net cash provided by (used in) investing activities	5,721	(4,662)
Cash Flows from Financing Activities:
Payment of dividend	(5,819)	—
Repurchases of common stock	(75)	(2,939)
Tax withholdings related to equity-based awards	(358)	(549)
Net cash used in financing activities	(6,252)	(3,488)
Net change in cash, cash equivalents and restricted cash	(3,839)	(11,408)
Cash, cash equivalents and restricted cash equivalents at beginning of year	13,356	24,764
Cash, cash equivalents and restricted cash at end of year	$9,517	$13,356

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Liquidity And Capital Resources

As of December 31, 2023, Safeguard Scientifics, Inc. ("the Company" or "Safeguard") had $9.5 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents at December 31, 2023 will be sufficient to fund operations past one year from the issuance of these consolidated financial statements.

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

The Company accounts for ownership interests that are not accounted for under the equity method and have a readily determinable fair value at fair value based on the closing stock price on the last trading day of the reporting period.  Under this method, the changes in fair value are reflected in Other income (loss), net. As of December 31, 2023 there were no remaining ownership interests following this accounting method.

Comprehensive Income (loss)

During the years ended December 31, 2023 or 2022, there were no items of comprehensive income (loss).

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

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests and advances could change in the near term and that the effect of such changes on the consolidated financial statements could be material. At December 31, 2023, the Company believes the carrying value of the Company’s ownership interests and advances is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future or that a significant loss will not be recorded in the future upon the sale of a company.

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

Restricted Cash

Restricted cash represents cash required to be set aside by a contractual agreement as a shareholder representative. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$9,498	$13,331
Restricted cash	19	25
Total cash, cash equivalents and restricted cash	$9,517	$13,356

Financial Instruments

The Company’s financial instruments (principally cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Right-of-use asset

Right-of-use assets represent an operating lease for office facilities.  The right-of-use assets are reduced over the remaining term of the applicable lease ( April 2026) in a manner that results in a straight-line lease expense, when combined with the interest factor on the lease liability.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease liability

The initial lease liability represents the present value of the fixed escalating lease payments through April 2026 associated with the Company's prior corporate headquarters operating office lease. The discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease, which was approximately 12%, at the transition to the guidance of ASU No. 2016-02, Leases. Subsequent values of the lease liability reflect the reduction in the lease liability for operating lease payments less an amount representing interest, which is included in the straight-line lease expense. There is no residual value guarantee associated with this operating lease arrangement. The Company has incurred operating lease expenses and operating cash outflows of $0.5 million for each of the years ended December 31, 2023 and 2022, respectively, and $0.6 million for each of the years ended December 31, 2023 and 2022.

In March 2019, the Company entered into a sublease of its prior corporate headquarters office space. The term of the sublease is through April 2026, the same as the Company's underlying lease. Fixed sublease payments to the Company are escalating over the term of the sublease and are reported as a component of general and administrative expenses.

A summary of the Company's expected operating lease cash flows at December 31, 2023 follows:

	Operating lease payments	Expected sublease receipts
	(In thousands)
2024	$613	$573
2025	619	590
2026	207	199
2027	—	—
2028	—	—
Thereafter	—	—
Total future minimum lease payments	1,439	1,362
Less imputed interest	(190)
Total operating lease liabilities	$1,249

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Ownership Interests and Advances

The following summarizes the carrying value of the Company’s ownership interests and advances.

	December 31, 2023	December 31, 2022
	(In thousands)
Equity Method:
Companies	$8,400	$8,749
Private equity funds	97	97
	8,497	8,846
Other Method:
Companies, fair value	—	860
Companies, fair value measurement alternative	2,555	1,067
Private equity funds, fair value measurement alternative	250	250
	2,805	2,177
Advances to companies	389	4,382
	$11,691	$15,405

During the year ended December 31, 2023, the Company recorded an impairment of $1.0 million related to the Moxe ownership interest, which is accounted for under the equity method.  The impairment was determined based on declines in the fair value of our ownership interest resulting from lower forward looking revenue expectations.  There were no impairments during the year ended December 31, 2022.  The measurement of fair value for the impairment was estimated based on evaluating several valuation inputs available, primarily including the valuation of comparable public companies, the valuation of acquisitions of similar companies and the present value of our expected outcomes. Assumptions considered within these methods include determining which public companies are comparable, projecting forward revenues for the measured ownership interest, discounts to apply for the lack of marketability or lack of comparability, other factors and the relative weight to apply to each valuation input available. Due to the unobservable nature of some of these inputs, we have determined these fair value estimates to be non-recurring Level 3 fair value measurements.

During 2023, the Company has received $0.9 million from the collection of escrowed amounts related to the 2022 Lumesis transaction, $0.8 million from the sale of its ownership interest in BHG, $0.5 million from the resolution of escrow contingencies resulting from the 2021 Flashtalking transaction, $0.4 million from the secondary sale of a subordinated promissory note issued by Aktana and additional amounts from other earn-outs or contingencies.

In September 2022, Lumesis, Inc. was acquired by another entity for cash.  The Company received $5.5 million in cash proceeds in connection with this transaction, excluding holdbacks and escrows.  This transaction resulted in a gain of $4.9 million, including $0.8 million other receivable related to an indemnification escrow during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company recognized $0.5 million as gain on sale as the result of the 2021 WebLinc transaction from the collection of additional amounts and as contingencies were resolved, those amounts were recorded as gain on the sale and included within Equity income (loss).

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2023, the Company held ownership interests accounted for using the equity method in 4 non-consolidated companies.

Certain of the Company’s ownership interests as of December 31, 2023 and 2022 included the following:

	Safeguard Primary Ownership as of December 31,
Company Name	2023	2022	Accounting Method as of December 31, 2023
Clutch Holdings, Inc.	41.7%	41.7%	Equity
InfoBionic, Inc.	*	25.2%	Other
MedCrypt, Inc.	*	*	Other
meQuilibrium	30.2%	31.3%	Equity
Moxe Health Corporation	19.3%	19.3%	Equity
Prognos Health Inc.	19.0%	28.4%	Equity

*minimal ownership interest

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

	As of December 31,
	2023	2022
	(In thousands)
Balance Sheets:
Current assets	$49,546	$126,042
Non-current assets	9,892	55,073
Total assets	$59,438	$181,115
Current liabilities	$32,461	$92,990
Non-current liabilities	42,370	220,681
Shareholders’ deficit	(15,393)	(132,556)
Total liabilities and shareholders’ deficit	$59,438	$181,115

Number of equity method ownership interests	4	8

	Year Ended December 31,
	2023	2022
	(In thousands)
Results of Operations:
Revenue	$101,021	$144,771
Gross profit	$71,529	$88,666
Net loss	$(73,913)	$(152,936)

As of December 31, 2023, the Company’s carrying value in equity method companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $1.1 million. Of this excess, $1.0 million was allocated to goodwill and $0.1 million was allocated to intangible assets.

3. Acquisitions of Ownership Interests

2023 Transactions

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

The Company funded $0.1 million of convertible loans to Trice Medical.  The Company had previously deployed an aggregate of $11.8 million.  The Company also committed to provide another $0.3 million under certain conditions pursuant to a subordinated line of credit.  At December 31, 2022, the Company's obligation under this line of credit is included in accrued expenses. During the year ended December 31, 2023, the Company funded $0.3 million in accordance with this line of credit.

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

Cash, cash equivalents and restricted cash approximate fair value due to their short term nature.  The Company did not have any Level 2 or Level 3 financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023.

	Carrying	Fair Value Measurement at December 31, 2023
	Value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$9,498	$9,498	$—	$—

Restricted cash	$19	$19	$—	$—

	Carrying	Fair Value Measurement at December 31, 2022
	Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$13,331	$13,331	$—	$—

Restricted cash	$25	$25	$—	$—

Marketable securities—held-to-maturity:
U.S. Government securities	$5,956	$5,956	$—	$—

Ownership interests	$860	$860	$—	$—

Ownership interests accounted for at fair value as of December 31, 2022 consist of approximately 1.3 million common shares of Bright Health. The securities are carried at fair value based on the closing stock price on the last trading day of the reporting period.

5. Equity

In July 2015, the Company's Board of Directors authorized the Company, from time to time and depending on market conditions, to repurchase up to $25.0 million of the Company's outstanding common stock. During the years ended December 31, 2023 and 2022, the Company did not repurchase any shares under the existing authorization.

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

In March 2022, the Company's Board of Directors replaced the 2021 Plan and authorized a separate $3.0 million share repurchase program (the "2022 Plan") using existing funds in accordance with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2022, the Company purchased 711,481 shares under the 2022 Plan at an aggregate cost of $2.9 million, or $4.13 per share.  The Company completed the 2022 Plan in January 2023 by purchasing an additional 25,096 shares, resulting in an average price of $4.09 for the 2022 Plan.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Stock-Based Compensation

Equity Compensation Plans

The 2014 Equity Compensation Plan has 4.1 million shares authorized for issuance. During 2023 and 2022, the Company issued no stock-based awards outside of existing plans. To the extent allowable, service-based options are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2023, the Company had reserved 1.5 million shares of common stock for possible future issuance under its 2014 Equity Compensation Plan and other previously expired equity compensation plans.

Classification of Stock-Based Compensation Expense

Stock-based compensation consists of time based awards to employees, financial liability based awards to employees and non-employees to be settled in stock, performance based awards to employees, and financial liability based awards to Directors for quarterly and annual services. Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
General and administrative expense	$1,121	$1,445
	$1,121	$1,445

Stock-based compensation expense of $1.1 million and $1.4 million was recognized during the years ended  December 31, 2023 and 2022, respectively, related to annual and quarterly Board fees, time based management awards and management bonuses earned during the year that were subsequently settled in stock.  For the years ended December 31, 2023 and 2022, the Company issued 377 thousand and 165 thousand, respectively, of restricted shares to Directors for their annual and quarterly services.  The annual grants vest over a one year period, or are vested at issuance for directors 65 or older, while quarterly amounts are paid in arrears.  The Company vested 275 thousand and 110 thousand shares during the years ended December 31, 2023 and 2022.  The Company vested 125 thousand and 22 thousand shares during the years ended December 31, 2023 and 2022, respectively, for time based management compensation.  The Company settled in stock other management bonuses resulting in the issuance of 51 thousand and 82 thousand vested shares for the years ended December 31, 2023 and 2022, respectively.  The Company issued 0 thousand and 15 thousand vested shares to a non-employee for services during the years ended December 31, 2023 and 2022. The Company had liabilities of $0.1 million and $0.4 million as of December 31, 2023 and 2022, respectively, that were settled through the issuance of common stock in the subsequent period.

The Company has previously granted certain performance-based stock units that vest based on the achievement of targeted capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified companies. The requisite service periods for these performance-based awards were based on the Company’s estimate of when the performance conditions will be met. Compensation expense was recognized for performance-based awards for which the performance condition is considered probable of achievement. During the years ended December 31, 2023 and 2022, respectively, zero and 92 thousand performance-based stock units pursuant to these targeted capital return pools were canceled or forfeited. In  January 2022, the Company granted the CEO restricted stock units that may vest based on certain performance targets and criteria determined by the Board of Directors.  Such performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis at target for certain specified thresholds. For the year ended December 31, 2022, the Company recognized stock based compensation expense of $0.2 million and vested 64 thousand shares pursuant to this arrangements.

Unrecognized compensation expense related to performance stock units and restricted stock at December 31, 2023 was immaterial.

While there were no stock options granted during 2023 and 2022, the Company had outstanding options that vest based on two different types of vesting schedules:

1) performance-based; and

2) service-based.

Performance-based option awards also entitled participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified companies. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated.  The Company did not issue any performance-based units during the years ended December 31, 2023 and 2022.  During the years ended December 31, 2023 and 2022, respectively, there were no performance-based options vested and no compensation cost was recognized.  During the years ended December 31, 2023 and 2022, respectively, 0 thousand and 11 thousand performance-based options were canceled or forfeited. The maximum number of unvested options at December 31, 2023 attainable under these grants was zero shares.

Service-based awards generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2023 and 2022, respectively, the Company issued no service-based options to employees and recorded zero compensation expense from the vesting of previously issued awards. During the years ended December 31, 2023 and 2022, respectively, 10 thousand and 0 thousand service-based options were canceled or forfeited.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2022	29	14.20
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(11)	14.48
Outstanding at December 31, 2022	18	14.05
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(10)	17.11
Outstanding at December 31, 2023	8	10.37	0.39	$—
Options exercisable at December 31, 2023	8	10.37	0.39	—
Shares available for future grant	1,482

At December 31, 2023, total unrecognized compensation cost related to non-vested service-based options was immaterial. At December 31, 2023, total unrecognized compensation cost related to non-vested performance-based options was immaterial.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at January 1, 2022	202	$9.70
Granted	343	5.60
Vested	(293)	5.77
Forfeited	(92)	13.90
Unvested at December 31, 2022	160	5.70
Granted	678	2.30
Vested	(640)	2.90
Forfeited	(16)	7.10
Unvested at December 31, 2023	182	1.89

7. Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan for eligible employees. The Plan’s matching formula is 100% of the first 5% of participants’ qualified compensation. Compensation expense related to our matching contributions to the Plan for the years ended December 31, 2023 and 2022, were $0.1 million and $0.1 million, respectively.

8. Income Taxes

The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2023 and 2022.

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2023 and 2022 to net income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022
Statutory tax expense (benefit)	(21.0)%	(21.0)%
Increase (decrease) in taxes resulting from:
Nondeductible expenses	(0.4)	(2.6)
Valuation allowance	21.4	23.6
	0.0%	0.0%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2023	2022
	(In thousands)
Deferred tax asset:
Carrying values of ownership interests and other holdings	$24,370	$33,222
Tax loss and credit carryforwards	69,638	68,492
Disallowed interest carryforwards	6,613	6,891
Accrued expenses	13	47
Stock-based compensation	(3)	180
Other	66	(106)
	100,697	108,726
Valuation allowance	(100,697)	(108,726)
Net deferred tax asset	$—	$—

As of December 31, 2023, the Company and its subsidiaries had federal net operating and capital loss carryforwards for tax purposes of approximately $332 million, of which approximately $59 million have an indefinite life. These carryforwards expire as follows:

Total
(In thousands)
2024	$50,140
2025	17,408
2026	7,648
2027	15,100
2028 and thereafter	182,520
$272,816

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

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2023 and 2022.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2019 and forward remain open for examination for federal tax purposes and the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2023 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Net Income (Loss) Per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2023	2022
	(In thousands, except per share data)
Basic:
Net (loss)	$(9,828)	$(14,263)
Weighted average common shares outstanding	16,221	16,337
Net (loss) per share	$(0.61)	$(0.87)
Diluted:
Net (loss)	$(9,828)	$(14,263)
Weighted average common shares outstanding	16,221	16,337
Net (loss) per share	$(0.61)	$(0.87)

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

Diluted income (loss) per share for the years ended December 31, 2023 and 2022 do not reflect the following potential shares of common stock that would have an anti-dilutive effect or have unsatisfied performance or market conditions:

•

At December 31, 2023 and 2022, options to purchase 8 thousand and 18 thousand shares of common stock, respectively, at a price of $10.37 per share for 2023, and $10.37 to $17.11 per share per share for 2022 were excluded from the calculation.

•

At December 31, 2023 and 2022, unvested restricted stock, performance-based stock units and DSUs convertible into 0.2 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has provided a guarantee, which is fully funded by escrowed funds held by a third party, of $3.8 million at December 31, 2023 which related to one of the Company's private equity holdings.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for "good reason".  The Company has recorded severance expenses of $0.7 million during the year ended December 31, 2023, which is expected to be paid during 2024.

In 2018, the Board of Directors (the “Board”) of the Company adopted a long-term incentive plan, which was amended in February 2019 and June 2020, known as the Amended and Restated Safeguard Scientifics Transaction Bonus Plan (the “LTIP”). The purpose of the LTIP is to promote the interests of the Company and its shareholders by providing an additional incentive to employees to maximize the value of the Company in connection with the execution of the business strategy that the Company adopted and announced in January 2018. The June 2020 amendment lowered the level of the first threshold and the resulting bonus pool percentage as an incentive to employees to accelerate actions consistent with the business strategy.  Under the LTIP, participants, which includes certain current and former employees, have received awards that may result in cash payments in connection with sales of the Company’s ownership interests (“Sale Transaction(s)”). The LTIP provides for a bonus pool corresponding to: (i) specified vesting thresholds or (ii) specified events. In the first case, the bonus pool will range from an amount equal to 0.2% (previously 1.0%) of received proceeds at the first threshold to 1.3% at higher thresholds. In the second case, a minimum pool will be created and paid under specified circumstances. The bonus pool will be allocated and paid to participants in the LTIP based on the product of (i) the participant’s applicable bonus pool percentage and (ii) the bonus pool calculated as of the vesting date, minus any previously paid portion of the bonus pool. Any portion of the bonus pool available as of the applicable vesting date that is reserved will be allocated in connection with each vesting date so that the entire bonus pool available as of such vesting date is allocated and payable to participants. Subject to the terms of the LTIP, payments under the LTIP will be paid in cash within 60 days of the applicable vesting date. All current officers and employees of the Company are eligible to participate in the LTIP. The Board, in its sole discretion, will determine the participants to whom awards are granted under the LTIP. The Company recorded no compensation expense during each of the years ended December 31, 2023 and 2022, respectively.  The Company has not paid any amounts during the years ended December 31, 2023 and 2022 and has no amounts accrued under the LTIP as of   December 31, 2023.

In June 2011, Advanced BioHealing, Inc. (“ABH”) was acquired by Shire plc (“Shire”).  Prior to the expiration of the escrow period in March 2012, Shire filed a claim against all amounts held in escrow related to the sale based principally upon a United States Department of Justice (“DOJ”) false claims act investigation relating to ABH (the “Investigation”). In connection with the Investigation, in July 2015 the Company received a Civil Investigation Demand-Documentary Material (“CID”) from the DOJ regarding ABH and Safeguard’s relationship with ABH. Pursuant to the CID, the Company provided the requested materials and information.  To the Company’s knowledge, the CID was related to multiple qui tam (“whistleblower”) actions, one of which was filed in 2014 by an ex-employee of ABH that named the Company and one of the Company’s employees along with other entities and individuals as defendants.  At this time, the DOJ has declined to pursue the qui tam action as it relates to the Company and such Company employee. In addition, in connection with the above matters, the Company and other former equity holders in ABH entered into a settlement and release with Shire during 2017, which resulted in the release to Shire of all amounts held in escrow related to the sale of ABH.

12. Supplemental Cash Flow Information

During the years ended December 31, 2023 and 2022, the Company converted $1.5 million and zero, respectively, of advances into ownership interests.

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

As of December 31, 2023 and 2022, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2023:
General and administrative expense	$1,185	$1,186	$1,313	$1,999
Operating loss	(1,185)	(1,186)	(1,313)	(1,999)
Other income (loss), net	(9)	(166)	1,661	551
Interest income	274	249	198	182
Equity income (loss), net	(2,564)	(1,759)	386	(3,148)
Net income (loss) before income taxes	(3,484)	(2,862)	932	(4,414)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(3,484)	$(2,862)	$932	$(4,414)
Net income (loss) per share (a)
Basic	$(0.22)	$(0.18)	$0.06	$(0.27)
Diluted	$(0.22)	$(0.18)	$0.06	$(0.27)
2022:
General and administrative expense	$1,234	$1,146	$1,360	$1,035
Operating loss	(1,234)	(1,146)	(1,360)	(1,035)
Other income (loss), net	(1,997)	30	(1,012)	(318)
Interest income	101	145	230	318
Equity income (loss), net	(3,579)	1,454	(1,022)	(3,838)
Net income (loss) before income taxes	(6,709)	483	(3,164)	(4,873)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(6,709)	$483	$(3,164)	$(4,873)
Net income (loss) per share (a)
Basic	$(0.40)	$0.03	$(0.19)	$(0.30)
Diluted	$(0.40)	$0.03	$(0.19)	$(0.30)

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

15. Subsequent Events

On January 12, 2024, the Company completed a reverse stock split at a ratio of 1-for-100, followed by a forward stock split at a ratio of 100-for-1 (collectively referred to as "stock splits").  In conjunction with the stock splits, certain fractional shareholders aggregating to approximately 6,000 shares for $9 thousand were repurchased for cash resulting in a reduction in the Company's shareholders of record.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Names of Directors and other Information

Ross D. DeMont, age 51 Director since: 2022 Safeguard Board Committees: Audit, Compensation (Chair), Nominating & Corporate Governance	Other public directorships: None. Former public directorships within past five years: Sierra Monitor Corporation

Career Highlights:

—	Chief Investment Officer of Rainin Group, LLC (2020 – present)
—	Board Observer of FREDsense Technologies (2017 – present)
—	Board Member of Desalitech, Inc. (2017 – 2020)
—	Director of Research – Public and Private Investments of Rainin Group, LLC (2016 – 2019)
—	Board Member of Sierra Monitor Corp. (2018 – 2019)
—	Portfolio Manager, Founder and Managing Member of Midwood Capital Partners, LLC (2002 – 2016)
—	Senior Associate – Public/Private Investment Fund at Igoe Capital Partners, LLC (2001 – 2002)
—	Associate – Mergers and Acquisitions at Presidio Strategies, LLC (1998 – 1999)
—	Financial Analyst – Investment Banking at J.P. Morgan, Inc. (1996 – 1998)
—	Received Bachelor of Arts in Economics, Government (both with Honors) from Connecticut College
—	Received Master of Business Administration (Tuck Scholar) from the Tuck School of Business at Dartmouth

Experience and Qualifications: Mr. DeMont is currently Chief Investment Officer at the Rainin Group, Inc., which manages the assets of both a family office and the investments of the Kenneth Rainin Foundation. Previously, Mr. DeMont was a Managing Member and Portfolio Manager of Midwood Capital Management, a private investment partnership making concentrated investments in public companies. Before this role, Mr. DeMont was an Associate at Igoe Capital Partners, a hybrid public/private equity investment firm with a primary focus on the small- and micro-cap sectors. Mr. DeMont also worked at Presidio strategies in Mergers and Acquisitions and JP Morgan with a focus on Corporate Finance and Mergers and Acquisitions. He previously served on multiple Boards of Directors, including Desalitech, a private, venture backed company selling into the industrial water treatment industry and Sierra Monitor Corp. (Ticker: SRMC), focused on device connectivity and environmental instrumentation. Mr. DeMont graduated from Connecticut College with a BA in both Economics and Government and earned an MBA from the Tuck School of Business at Dartmouth.

Russell D. Glass, age 61 Director since: 2018 Safeguard Board Committees: Audit, Compensation, Nominating & Corporate Governance (Chair)	Other public directorships: None. Former public directorships within past five years: None.

Career Highlights:

—	Managing Member of RDG Capital LLC, a private investment company (2005 – present)
—	Managing Member of RDG Capital Fund Management, a private investment company (2014 – present)
—	Vice Chairman of Clarim Acquisition Corp., a special purpose acquisition company (2020 – 2023)
—	Director of A.G. Spanos Corporation, a national real estate development company (1993 – present)
—	Managing Member of Princeford Capital Management, an investment advisory firm (2009 – 2014)
—	Chief Executive Officer of Cadus Pharmaceutical Corporation (n/k/a Cadus Corporation), a biotechnology holding company (2000 – 2003), and director (1998 – 2011)
—	Co-Chairman and Chief Investment Officer of Ranger Partners, an investment fund company (2002 – 2003)
—	President and Chief Investment Officer of Icahn Associates Corporation, a diversified investment firm and principal investment vehicle for Carl Icahn (1998 – 2002)
—	Partner at Relational Investors LLC, an investment fund management company (1996 – 1998)
—	Partner at Premier Partners Inc., an investment banking and research firm (1988 – 1996)
—	Analyst with Kidder, Peabody & Co., an investment banking firm (1984 – 1986)
—

Former Director of the Council for Economic Education, Automated Travel Systems, Inc., Axiom Biotechnologies, Blue Bite, Global Discount Travel Services/Lowestfare.com, National Energy Group and Next Generation Technology Holdings, Inc.

—	Received A.B. in Economics from Princeton University
—	Received M.B.A. from Stanford Graduate School of Business

Experience and Qualifications: Mr. Glass has experience relating to private equity, investment banking and serving as chief executive officer of a public company. Mr. Glass has experience serving on the boards of several public and private companies in a wide range of industries.

Joseph M. Manko, Jr., age 58 (Chairman of the Board) Director since: March 2019 Safeguard Board Committees: Audit, Compensation, Nominating & Corporate Governance	Other public directorships: Koru Medical Systems, Inc. Former public directorships within past five years: Creative Realties, Inc. and Wireless Telecom Group, Inc.

Career Highlights:

—	Managing Member and Senior Principal of Horton Capital Management, LLC, an investment fund (2013 – present)
—	Minority owner and a Managing Director at Mufson Howe Hunter & Co., LLC, a boutique investment bank focusing on middle-market companies (2011 – present)
—

Partner and Chief Executive Officer of Switzerland-based BZ Fund Management Limited, where he was responsible for corporate finance, private equity investments, three public equity funds and the firm’s Special Situations and Event-Driven strategies (2005 – 2010)

—	Managing Director, Deutsche Bank AG (NYSE:DB), an investment bank in London (1997 – 2004)
—	Vice President, Merrill Lynch & Co, Inc. (n/k/a BofA Securities (NYSE: BAC)), an investment bank (1995 – 1997)
—	Corporate Finance Attorney at Skadden, Arps, Slate, Meagher & Flom LLP, a law firm (1991 – 1995)

Experience and Qualifications: Mr. Manko has experience serving on the boards of several companies and has participated in numerous shareholder value creation strategies and monetizations.

Beth S. Michelson, age 54 Director since: 2022 Safeguard Board Committees: Audit, Compensation, Nominating & Corporate Governance	Other public directorships: Cartesian Growth Corporation II Former public directorships within past five years: None.

Career Highlights:

—	Chief Financial Officer and Board Member of Cartesian Growth Corporation II (2021 – present)
—	Management Team of Cartesian Growth Corporation I (Nasdaq: GLBL) (2021 – January 2023)
—	Partner of Cartesian Capital Group (2022 – present)
—	Senior Managing Director of Cartesian Capital Group (2006 – 2022)
—	Vice President at PH Capital/ AIG Capital Partners (1999 – 2006)
—	Associate at Wasserstein Perella Emerging Markets (1996 – 1999)
—

Current Board Member of: Global Advisory Board, Columbia Business School Chazen Institute for Global Business; NorthStar Air & Space Inc; Thermal Management Solutions, Ltd.; Brilia, S.A.; Tiendamia (Xipron, Inc); and Replications

—	Prior Board Member of: redIT; Network Management Services; Public Mobile; BTS Torres BV; and AdSpace Networks
—	Received Bachelor of Arts with distinction from the University of Michigan
—	Received Master of Business Administration from Columbia Business School; Master of International Affairs from Columbia School of International and Public Affairs

Experience and Qualifications: Ms. Michelson is a private equity investor with more than two decades of building businesses globally.  In addition to having served on audit and compensation committees, Ms. Michelson is also a Chartered Financial Analyst and has structured and deployed over $500 million of investment capital.

Skills and Qualifications of Director Nominees

The following table includes the skills and qualifications of each director nominee that led our Board to conclude that the director nominee is qualified to serve on our Board.

	Ross D. DeMont	Russell D. Glass	Joseph M. Manko, Jr.	Beth S. Michelson
Operational / Direct Management Experience	✓	✓	✓	✓
Capital Markets Experience	✓	✓	✓	✓
Private Equity / Venture Capital Experience	✓	✓	✓	✓
Financial Expertise / Literacy	✓	✓	✓	✓
C-level Experience	✓	✓	✓	✓
Other Public / Private Director Experience	✓	✓	✓	✓

Audit Committee. The Audit Committee held four meetings during 2023. The Audit Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:

☐

Assist the Board in fulfilling its responsibilities regarding general oversight of the integrity of Safeguard’s financial statements, Safeguard’s compliance with legal and regulatory requirements and the performance of Safeguard’s internal audit function;

☐	Interact with and evaluate the performance, qualifications and independence of Safeguard’s independent registered public accounting firm;

☐	Review and approve related party transactions; and

☐	Prepare the report required by SEC regulations to be included in the proxy statement.

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

The Board has determined that each member of the Audit Committee meets the independence requirements established by SEC regulations, Nasdaq listing standards and our Corporate Governance Guidelines. The Board has also determined that Mr. DeMont, Mr. Glass, Mr. Manko and Ms. Michelson are “audit committee financial experts” within the meaning of the SEC regulations, and the Board has determined that each member of the Audit Committee has accounting and related financial management expertise within the meaning of the Nasdaq listing standards.

Code of Business Conduct and other Charters.

Safeguard’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating & Corporate Governance Committee Charter are available at https://ir.safeguard.com/corporate-governance/documents-charters/. The Code of Business Conduct and Ethics is applicable to all employees of Safeguard, including each of our executive and financial officers, and the members of our Board. Safeguard has posted any applicable information regarding amendments to or waivers from our Code of Business Conduct and Ethics (to the extent applicable to Safeguard’s directors or executive officers) in the Corporate Governance section of our website. Our website is not part of this report. All references to our website address are intended to be inactive textual references only.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater than 10% holders of our common stock to file with the SEC reports of ownership of our securities and changes in ownership of our securities. Based solely on our review of the copies of reports we have received and upon written representations from the reporting persons that no Form 5 reports were required to be filed by those persons, Safeguard believes there were no late filings by our directors and executive officers during 2023.  Except as disclosed in SEC reports, there were no known holders of greater than 10% of our common stock during 2023 who failed to file the required reports.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Our Compensation Committee (for purposes of this discussion, the “Committee”) is responsible for establishing our company-wide compensation philosophy and practices, for determining the compensation for our “named executive officers” and for approving the compensation for our other senior executives, based on the recommendations of our Chief Executive Officer. This Compensation Discussion and Analysis describes our executive compensation program and the compensation decisions made for 2023 for our named executive officers.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting its existing ownership interests (such companies are referred to throughout this Compensation Discussion and Analysis (“CD&A”) as our “companies” or Safeguard’s or its “companies”) and maximizing monetization and other strategic opportunities to enable Safeguard to return value to its shareholders.  This strategy is sometimes referred to in this CD&A as the “Strategy.”

At December 31, 2023, there were two individuals serving as named executive officers of Safeguard:

Eric Salzman	Chief Executive Officer
Mark A. Herndon	Senior Vice President and Chief Financial Officer

Following such time, Mr. Salzman and Mr. Herndon ceased serving in such positions and, effective January 1, 2024, Mark Dow of Rock Creek (as defined below) was named as Safeguard’s Chief Executive Officer, Chief Financial Officer and Secretary.

Key 2023 Compensation and Management Changes

●

On December 15, 2023, the Board approved, and the Company entered into, a letter agreement (the “Services Agreement”) with Rock Creek Advisors, LLC (“Rock Creek”) and two letter agreements with each of Mr. Salzman and Mr. Herndon related to Messrs. Salzman’s and Herndon’s: (i) termination as full-time employees of the Company (“Termination Letter Agreements”) and (ii) temporary employment arrangements (“Employment Letter Agreements”). The Termination Letter Agreements were effective as of December 31, 2023. The Services Agreement and Employment Letter Agreements were effective as of January 1, 2024.

●

Pursuant to the Services Agreement, Rock Creek will perform certain consulting and advisory services related to the Company’s financial and operational functions and the Company will pay Rock Creek a monthly fee of $25,000 for the first twelve months of the engagement. The fee will be reduced to $20,000 per month thereafter. In addition, the Company will reimburse Rock Creek for all reasonable out of pocket expenses and costs incurred in connection with the performance of the Services. Either the Company or Rock Creek may terminate the Services Agreement upon 30 days’ advance written notice. Mr. Dow is not paid any additional amounts by the Company.

●

Under the Termination Letter Agreement with Mr. Salzman, 125,000 performance based restricted stock units previously granted to Mr. Salzman vested in full effective as of December 15, 2023, and pursuant to the Termination Letter Agreement with Mr. Herndon, he received a cash payment of: (i) $142,500, which is equal to six months of his base annual salary and (ii) $171,000 as his 2023 incentive plan compensation under the Company’s Management Incentive Plan.

●

Under the terms of the Employment Letter Agreements, effective January 1, 2024, each of Messrs. Salzman and Herndon is a temporary at-will employee of the Company providing services to the Company from time to time on as-needed basis, at a rate of $400 per hour. In addition, in 2024, Mr. Salzman will be serving as a director or observer, as applicable, of certain of the Company’s portfolio companies, and the Company will pay Mr. Salzman up to $200,000 for such board related services, subject to adjustment if the number of boards, for which the Company has the right to nominate a director or observer, is three or less as of June 30, 2024.

Effective Corporate Governance Principles

Below is a summary of what we did and what we did not do relating to executive compensation during 2023:

WHAT WE DID:

✓	Emphasized variable pay for performance by providing significant equity-based compensation or by linking our named executive officers’ target incentive compensation to Safeguard’s performance

✓	Maintained a compensation recovery policy that will permit us to seek reimbursement of cash and incentive compensation and/or equity grants in certain instances of financial statement restatement

✓	Maintained meaningful stock ownership guidelines for our senior executives and Board members

WHAT WE DIDN’T DO:

Provide golden parachute excise tax or other tax gross-ups upon a change in control

Provide any material perquisites

Grant stock option awards or stock appreciation rights (“SARs”) below 100% of fair market value

Permit hedging or short-sales transactions in our stock by our senior executives, or permit the use of Safeguard stock as collateral for indebtedness by our senior executives

Provide a pension plan or special retirement program other than our 401(k) plan, which is available to all employees

The Committee reviews our compensation philosophy each year to ensure that its principles and objectives are aligned with our overall business strategy and aligned with the interests of our shareholders. We seek to apply a consistent philosophy across our executive group, not just among our named executive officers.

Compensation Philosophy and Objectives

Our overall goals in compensating our executives in 2023 were as follows:

●

Encourage alignment of executive and shareholder interests as an incentive to increase shareholder value, including by way of continuing to provide equity-based compensation for our Chief Executive Officer;

●

Retain and motivate executives whose experience and skills could be leveraged to facilitate (i) Safeguard’s companies’ growth, success and ultimate monetization and (ii) other strategic opportunities to enable Safeguard to return value to its shareholders, including by way of implementing a “go-dark” transaction;

●	Provide a mix of fixed and variable at-risk cash and equity compensation; and

●	Link variable compensation to metrics that demonstrate value creation for Safeguard.

Role of the Compensation Committee in Compensation Decisions

The Committee is responsible for the design of our executive compensation program and for making decisions regarding our named executive officers’ compensation. The Committee also makes, or has final approval authority regarding, all compensation decisions for our other senior executives.  Annually, the Committee reviews executive compensation practices, including the methodology for setting total named executive officers’ compensation, the goals of the program and the overall compensation philosophy for Safeguard.  The Committee believes that the overall objectives of its compensation philosophy are better achieved through flexibility. The Committee ultimately makes decisions regarding executive compensation based on its assessment of Safeguard’s performance and the achievement of its companies’ and corporate goals.

The Committee is also responsible for approving and granting equity awards to our directors, executives, employees and, from time to time, other independent advisors and consultants. The Committee’s responsibilities are more fully described in its charter, which is available at https://ir.safeguard.com/corporate-governance/documents-charters/.

Role of Executive Officers in Compensation Decisions

Within the parameters approved by the Committee each year and any applicable existing employment agreements, our Chief Executive Officer is responsible for evaluating and recommending compensation for our other employees, including annually assessing the performance of each other employee. In determining the compensation of our executives, the Committee considers our Chief Executive Officer’s assessment and recommendations.  However, other than for compensation that has been established contractually or under quantitative formulas established by the Committee each year under our management incentive program, the Committee exercises its own discretion in determining whether to accept or modify our Chief Executive Officer’s recommendations. These individuals are not present when the Committee and our Chief Executive Officer review their performance or when the Committee makes its determinations concerning their compensation.

Setting Executive Compensation

The Committee believes that a significant portion of each executive’s total compensation should be variable or “at-risk.”  The Committee also believes that a significant portion of our Chief Executive Officer’s total compensation should be paid in the form of equity.  It is the view of the Committee that the greater the ability of an executive (based on role and responsibilities at Safeguard) to impact Safeguard’s achievement of its short- and long-term objectives, the greater the percentage of such executive’s overall compensation that should be “at-risk” or paid in the form of equity.  In 2023, the Committee principally utilized variable/at-risk equity-based compensation to pursue its objectives in this regard.  For further discussion of setting executive compensation, see “The Strategy - Changes in Compensation Policies and Practices” below.

Outcome of the 2023 Say-on-Pay Vote and Shareholder Outreach

At our 2023 annual meeting of shareholders, our shareholders approved the compensation of our named executive officers, with approximately 82% of shareholder votes being cast in favor of our say-on-pay proposal on executive compensation.

2023 Compensation Program

During 2023, the Committee used the following principal elements of executive compensation to meet its overall goals:

Compensation Element	Objective	Key Features	Performance / At Risk?
Base Pay	Rewards an executive’s core competencies relative to skills, experience, responsibilities and anticipated contributions to us and our companies.	Unless contractually determined, subject to adjustment annually based on individual performance, experience, leadership and market factors.	No.
Annual Incentives	Rewards an executive’s contributions towards the achievement of annual corporate objectives.	The Committee establishes annual performance objectives that align our compensation practices with our shareholders’ interests.	Yes; payout occurs only upon achievement of established measurable goals. May not pay out if annual performance goals are not met.
Transaction Bonus Plan	Rewards an executive’s contributions towards the achievement of the monetization of ownership interests.	The bonus pool is principally based on cash consideration received by Safeguard.	Yes; payout occurs only upon the achievement of thresholds related to cash received by Safeguard or specified events.
Restricted Stock (subject to time-based vesting)	Encourages executive ownership of our stock and promotes continued employment with us through the use of vesting based on extended tenure with Safeguard.	Value is realized based on future stock price, with a direct correlation to changes in shareholder value.	Yes; value increases or decreases in correlation to share price.
Restricted Stock Units (subject to performance-based vesting)	Correlates realized pay with increases in shareholder value.	Aligns the incentive award with the factors critical to the creation of shareholder value.	Yes; executives may realize little or no value if pre-determined performance metrics are not achieved.
Health and Welfare Benefits	Provides benefits that are part of our broad-based employee benefits programs, including medical, dental, life insurance, disability plans and our 401(k) plan matching contributions.	Ensures competitive market practices and promotes continued employment.	No.
Severance and Change-in-Control Arrangements	Helps us retain certain of our executive officers, providing us with continuity of executive management.	Payments are forfeited if the executive resigns without good reason or is terminated for cause.	No.

Base Pay. Base pay is established initially on the basis of several factors, including market competitiveness; past practice; individual performance and experience; the level of responsibility assumed; the level of skills and experience that can be leveraged across our companies to facilitate their growth and success; and individual employment negotiations with executives.  Each of our executive officers in 2023 had an agreement with us that sets a minimum base salary.

Base salaries typically are reviewed annually (at the end of one year and the beginning of the upcoming calendar year) by the Committee, as well as in connection with a promotion or other changes in job responsibilities.  Neither Mr. Salzman nor Mr. Herndon received increases in their base salaries for the 2023 calendar year.

The Committee does not typically make adjustments to the base salary levels for our executives based on cost-of-living types of factors.

Incentives.

Incentive Opportunity for Chief Executive Officer.

Effective April 1, 2020, Safeguard appointed Mr. Salzman to the position of Chief Restructuring Officer to succeed Brian Sisko, Safeguard’s then President and Chief Executive Officer.  Later, on December 21, 2020, Safeguard appointed Mr. Salzman to the position of Chief Executive Officer.  Mr. Salzman did not participate in Safeguard’s Management Incentive Program (“MIP”).  Instead, Mr. Salzman received significant equity-based compensation.

On January 1, 2022, Mr. Salzman received a restricted stock award of 60,000 shares of Safeguard’s common stock, which vested and was paid ratably on a monthly basis through December 31, 2022, and a performance stock unit grant representing a right to receive 80,000 shares of Safeguard’s common stock, which would vest based on the Committee’s discretion and if certain performance criteria were achieved by December 31, 2022, subject to Mr. Salzman’s continued employment.  After reviewing Safeguard’s performance against such criteria, in January 2023 the Committee approved the vesting of 64,000 of such performance stock units.

On January 17, 2023, Mr. Salzman received an restricted stock award of 125,000 shares of Safeguard’s common stock, which vested and was paid ratably on a monthly basis through December 31, 2023.  Effective March 15, 2023, Mr. Salzman received a performance stock unit grant representing a right to receive 125,000 shares of Safeguard’s common stock, which would vest based on the Committee’s discretion and if certain performance criteria were achieved by December 31, 2023, subject to Mr. Salzman’s continued employment.  After reviewing Safeguard’s performance against such criteria, in December 2023 the Committee approved the vesting of all 125,000 of such performance stock units.

Incentive Opportunity for other Officers.

The Committee annually awards bonuses to our other executives under the MIP.  The MIP is designed to provide a variable short-term incentive to our named executive officers and our other executives and employees principally based on Safeguard’s annual performance and/or individual achievement.  These awards are determined annually following the end of each calendar year based on the Committee’s assessment of the achievement of objectives established at the beginning of the year. Payments may be made in cash and/or equity, in the Committee’s discretion. The awards for the 2023 calendar year were paid in cash.  Neither the actual awards to be made under the MIP nor the minimum long-term value of any equity grants made is guaranteed.

For 2023, the Committee determined that our named executive officers and other senior executives participating in the MIP would be eligible to receive an award under the MIP based on the achievement by Safeguard of corporate objectives. Other employees also participated in our 2023 MIP based on the achievement by Safeguard of corporate objectives.

2023 MIP Performance Measures.

The Committee established specific performance criteria under the 2023 MIP, which included management’s execution of a strategic transaction or development of an actionable plan to implement a “go dark” transaction (i.e., the Company's voluntarily delisting of its common stock from trading on Nasdaq and the deregistering of the Company’s common stock under Section 12(b) of the Exchange Act).  Within the specific parameters of the 2023 MIP, the Committee also reserved a significant level of discretion generally and in reaching final determinations of achievement levels attained. The determination to reserve such discretion and flexibility arose from the Committee’s belief that, given Safeguard’s business activities, as circumstances change throughout a given fiscal year, on a macro and/or a micro level, specific/rigid formulas or guidelines for measuring achievement set in the beginning of a year, if strictly applied, may well incent activity that does not result in, or compensation grants that do not match, actual shareholder value creation and that the execution of the Strategy would likely entail the arising of unforeseen circumstances. The award criteria finally adopted was designed to provide management with a meaningful guideline for meeting the Committee’s criteria for a target award, but not guarantee achievement or make achievement somewhat inevitable or impossible. This approach is also intended to provide the possibility of some economic recognition, albeit reduced, for near achievement of the target.

Consistent with their respective employment agreements and Safeguard’s overall compensation philosophy, and based upon multiple factors reviewed by the Committee, including an assessment of competitive compensation data in the market in which Safeguard competes for executive talent and to better align the interests of Safeguard management and our shareholders, the following target MIP awards for 2023 were set for our named executive officers:

Name	2022 MIP Target Variable Incentive (1)	2023 MIP Target Variable Incentive
Eric Salzman	n/a	n/a
Mark A. Herndon	$171,000	$171,000

(1)	The 2022 MIP target variable incentive amount has been included for comparison purposes.

There were no mandatory minimum awards payable under the 2023 MIP, and awards were paid based upon the Committee’s determination of the level of achievement of the applicable corporate objectives.

Determination of 2023 Payouts.   In late 2023, the Committee reviewed Safeguard’s corporate performance against the corporate objectives described above.  The Committee approved an achievement level of 100% (against targeted amounts) for the senior executives participating in the MIP.

Based on its assessment of the achievement of the 2023 MIP corporate objectives, the Committee authorized the following individual awards to Safeguard’s named executive officers.  The Committee determined to pay the 2023 MIP payments to our executives in cash.

Name	Payout Level (1)	Total Variable Incentive Payment
Eric Salzman	n/a	n/a
Mark A. Herndon	100%	$171,000
Named Executive Officers, as a group (1 named executive officer)	100%	$171,000

(1)

Percentage of 2023 MIP Target.  Pursuant to the terms of the Termination Letter Agreement with Mr. Herndon, he received 100% of his incentive plan compensation under the MIP. Mr. Salzman did not participate in the MIP.

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

Perquisites (fringe benefits).  During 2023, we provided life insurance coverage ranging from $750,000 to $1,000,000 to each of our named executive officers at a total cost of $3,388.  Our named executive officers also are eligible to participate in the fringe benefits that Safeguard may offer, from time to time, on a non-discriminatory basis to all of our employees.

Severance and Change-in-Control Arrangements

During 2023, each of our current named executive officers, respectively, was a party to an employment agreement with Safeguard.  As of December 31, 2023, Mr. Salzman and Mr. Herndon ceased serving as the Company’s Chief Executive Officer and Chief Financial Officer, respectively.  See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for a summary of the specific benefits that each named executive officer received in connection with such occurrence.

Compensation Recovery Policy

In November 2023, the Board approved a Compensation Recovery Policy (the “Recovery Policy”), which is filed herewith. As set forth in the Recovery Policy, in the event of an accounting restatement, the Company must recover erroneously awarded compensation reasonably promptly, in amounts determined pursuant to the Recovery Policy.  The Recovery Policy applies to all incentive-based compensation received by a person (a) after beginning service as an executive officer; (b) who served as an executive officer at any time during the performance period for such incentive-based compensation; (c) while the Company has a listed class of securities on a national securities exchange; and (d) during the clawback period.  See the Recovery Policy for its complete terms and conditions.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any of the companies’ chief executive officer and certain other named executive officers. Prior to the effectiveness of the Tax Cuts and Jobs Act, performance-based compensation satisfying certain requirements was not subject to this deduction limitation. Effective January 1, 2018, the performance-based compensation exception is not available to public companies, except for certain limited grandfathered arrangements.  We periodically reviewed potential consequences of Section 162(m) and, prior to January 1, 2018, the stock options and PSUs awarded under our equity compensation plan were intended to comply with the provisions of Section 162(m).

Stock Ownership Guidelines

Our Board has established stock ownership guidelines that are designed to closely align the long-term interests of our named executive officers and other senior executives with the long-term interests of our shareholders. During 2023 our ownership guidelines were as follows:

Executive	Ownership Requirement
Chief Executive Officer	4X Base Salary
Executive Vice President / Chief Financial Officer	3X Base Salary
Senior Vice President	2X Base Salary

The Nominating & Corporate Governance Committee monitors compliance with the ownership requirements as of the end of each calendar year. Shares counted toward these guidelines include:

●	Shares beneficially owned by the executive officer;
●	Vested portion of restricted stock units and restricted stock awards; and
●	Net value of shares underlying vested, in-the-money options (“Net Option Value”).

For purposes of calculating the value to be used in monitoring compliance with the ownership guidelines, we utilize (a) the greater of the current value or the cost basis of purchased shares or vested restricted stock units/restricted stock awards as to which the executive has declared income and paid taxes; and (b) our trailing six-month average share price in determining Net Option Value.

The stock ownership guidelines in effect in 2023 provided that each executive generally must meet the stock ownership requirement by December 31st of the year of the fifth anniversary of the event triggering the stock ownership requirement (or any increase in the stock ownership requirement).  Due to the Strategy, in March 2019, the Nominating & Corporate Governance Committee eliminated the specific timeframe by which our named executive officers and other senior executives must satisfy the stock ownership requirements; provided that no sales of Safeguard stock by our named executive officers and other senior executives are permitted until the stock ownership requirement is met (except for (i) limited stock sales to meet tax obligations and (ii) sales of shares awarded under the management incentive program) without the approval of the Board or our Nominating & Corporate Governance Committee.  As of the date of this proxy statement, our named executive officers have not yet achieved the required stock ownership level.

Prohibition on Speculation in Safeguard Stock

Safeguard’s policy on securities trading prohibits our executive officers, directors, and other employees from engaging in activities with regard to our stock that can be considered as speculative, including but not limited to, short selling (profiting if the market price of our securities decreases); buying or selling publicly traded options (e.g., a put option, which is an option or right to sell stock at a specific price prior to a specified date, or a call option, which is an option or right to buy stock at a specific price prior to a specified date); and hedging or any other type of derivative arrangement that has a similar economic effect. Our executive officers and directors also are prohibited from pledging, directly or indirectly, our common stock or the stock of any of our companies, as collateral for indebtedness.

The Strategy - Changes in Compensation Policies and Practices

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting its existing ownership interests and maximizing monetization and other strategic opportunities to enable returning value to shareholders.  Initiatives considered to do so include, among others: the sale of our ownership interests, the sale of certain or all of our ownership interests in secondary market transactions, or a combination thereof, as well as other strategic opportunities to maximize shareholder value (the “Strategy”).

In connection with the Strategy, on April 6, 2018, the Committee approved, and the Board adopted, the Safeguard Scientifics, Inc. Transaction Bonus Plan, which was amended and restated as the Safeguard Scientifics, Inc. Amended and Restated Transaction Bonus Plan (the “LTIP”), which was approved and adopted on February 18, 2019 and further amended effective May 29, 2020.  The purpose of the LTIP is to better promote the interests of Safeguard and its shareholders by providing a definitive incentive to employees to maximize the value of Safeguard in connection with the execution of the Strategy.

Under the LTIP, participants, which include certain current and former employees, may receive a contingent right to receive a payment under the LTIP from a cash bonus pool.  The bonus pool becomes available only after cash consideration is received by Safeguard in connection with the sale or other liquidation of its assets, including the sale of interests in its companies. (“Sale Transaction(s)”).

Following a Sale Transaction, the bonus pool will be equal to, and participants will receive an aggregate of, 0.2% to 1.3% of the transaction consideration (as defined in the LTIP and set forth below) received by Safeguard in connection with the Sale Transaction, provided that (i) the cash bonus pool shall not be available until Safeguard has received a specified minimum amount of transaction consideration and (ii) each additional payment from the bonus pool will first require that Safeguard has received a further specified minimum amount of transaction consideration.  In addition, the cash bonus pool will be equal to, and participants will receive, a specified minimum dollar amount upon the occurrence of a single transaction or a series of related transactions pursuant to which either (i) Safeguard sells, transfers or otherwise disposes of multiple assets representing, in the aggregate, a material portion of Safeguard’s assets (as determined in good faith by Safeguard’s Board of Directors) or (ii) Safeguard is sold, merged or consolidated with or into another company.

For purposes of the LTIP, “transaction consideration” means, in connection with a Sale Transaction(s), (i) the cash consideration received directly or indirectly by Safeguard, minus (ii) the sum of the commissions, fees and expenses payable to the Safeguard’s investment bankers and the amount of fees and expenses payable to Safeguard’s professional advisors in connection with the Sale Transaction.  For purposes of Transaction Consideration, cash shall not be considered paid to Safeguard unless and until the cash has been received by Safeguard and shall include any cash received by Safeguard upon the sale of securities or other consideration received in connection with any Sale Transaction.

All current officers and employees of Safeguard are eligible to participate in the LTIP.  The Board, in its sole discretion, determines the participants to whom awards are granted under the LTIP, and the amounts of the awards relating to the bonus pool, provided that any award made to an officer or employee may not be rescinded unless the officer or employee has been terminated for cause or the employee has resigned without good reason.

At the time of the adoption of the initial Transaction Bonus Plan on April 6, 2018, the Committee also awarded, to all holders of performance unit and stock unit awards previously granted under Safeguard’s 2014 Equity Compensation Plan (the “Plan”), dividend equivalents relating to such awards. The Committee awarded such dividend equivalents, meaning amounts determined by multiplying (i) the number of shares of Company stock or stock units subject to an award under the Plan by (ii) the per-share extraordinary dividend or distribution paid by Safeguard on its stock as described in Section 5(c) of the Plan (“Dividend Equivalents”), to grantees to the extent the grantees held any of the following awards under the Plan: (1) stock units that have not yet been vested and distributed, and (2) performance units that have not yet been vested and distributed. The Dividend Equivalents are subject to the same vesting terms and other conditions of the existing awards and will be governed by the terms of the existing award and the Plan.

On February 18, 2019, the Board approved an award under the LTIP to Mark A. Herndon, the Company’s Senior Vice President and Chief Financial Officer, with a bonus pool percentage equal to 7%.  Mr. Salzman, the Company’s current Chief Executive Officer, has not received a fixed award under the LTIP, but he, like all LTIP participants, is eligible to receive any portion of a bonus pool that was not previously awarded to an LTIP participant.

Payments under the LTIP became due and payable for the first time during 2021.  The total amount of these payments was $2,500,000.  The LTIP payments made to Mr. Salzman and Mr. Herndon in 2021 were equal to $135,000 and $473,333, respectively (which is equal to 5.4% and 18.9%, respectively, of the total LTIP payments).

No LTIP payments were made in 2023.

EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2023 and 2022

The table below is a summary of total compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2023 and 2022. At December 31, 2023, there were two individuals serving as named executive officers of Safeguard.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Eric C. Salzman	2023	500,000	—	390,625	—	—	—	19,532	910,157
Chief Executive Officer	2022	500,000	—	426,000	—	—	—	19,572	945,572

Mark A. Herndon	2023	285,000	—	—	—	171,000	—	18,695	474,695
Senior Vice President and Chief Financial Officer	2022	285,000	—	—	—	162,450	—	17,951	465,401

(1)

Consistent with SEC rules, stock awards are required to be valued using the aggregate grant date fair value computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Even though awards may be forfeited, the amounts reported do not reflect this contingency. Amounts reported for these awards do not reflect our accounting expense for these awards during the year and may not represent the amounts that our named executive officers will actually realize from the awards.  Whether, and to what extent, Mr. Salzman realizes value will depend on (i) continued employment, (ii) whether certain performance criteria are achieved and (iii) the Committee’s discretion.  Vesting of awards held by Mr. Salzman may be accelerated in certain circumstances as detailed below under “Potential Payments upon Termination or Change in Control.”

(2)

For 2023, the Committee awarded Mr. Salzman a combination of: (i) time-based vesting restricted stock and (ii) and performance-based vesting restricted stock units (the “PSUs”).  During 2023, all 125,000 shares of such time-based vesting restricted stock held by Mr. Salzman vested.  The fair value of each share of such restricted stock was equal to the average of the high and low trading prices of a share of our common stock on the grant date, which was $3.13 per share.  The PSUs were subject to performance-based vesting based on the delivery of a strategic transaction or a “go-dark” plan that would enable Safeguard to return value to its shareholders and the Committee’s discretion. Each PSU entitled Mr. Salzman to receive one share of Safeguard common stock on or about the date upon which the PSU vests.  The grant date fair value for the 125,000 PSUs included in this column for 2023, which was $0, was computed based upon the probable outcome of the performance conditions as of the grant date. Assuming the highest level of performance conditions will be achieved (that is, the full number of shares underlying the PSUs will vest upon 100% achievement of the target), the full grant date fair value for the PSUs granted to Mr. Salzman during 2023 would be $233,125.   Ultimately, all 125,000 of such PSUs vested and the underlying shares were issued in December, 2023, which is equal to the grant date fair value of $233,125 for the vested PSUs granted to Mr. Salzman in 2023.

(3)

For Mr. Herndon, the amounts reported in this column for 2023 represent payments for awards earned under our 2023 Management Incentive Program paid in January 2024 in the amount of $171,000.  The payments under the 2023 Management Incentive Program are described in more detail under “Compensation Discussion and Analysis—2023 Compensation Program.” Payments under the 2023 management incentive program were paid to employees in cash.

(4)	For 2023, All Other Compensation includes the following amounts:

Name	401(k) Matching Contribution ($)	Life Insurance Premiums ($)	Group Life Insurance Imputed Income ($)	Severance Benefits ($)
Eric C. Salzman	16,500	1,842	1,190	—
Mark A. Herndon	16,500	1,546	649	—

Our named executive officers also were eligible to receive matching charitable contributions under our program, which is available to all employees, subject to a maximum of $1,500 in matching contributions for each individual for each calendar year.

The components of compensation reported in the Summary Compensation Table, including an explanation of the amount of salary and cash incentive compensation in proportion to total compensation, are described in detail under “Compensation Discussion and Analysis.”

Grants of Plan-Based Awards — 2023

The following table shows awards granted during 2023 to our named executive officers.

		Date of	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on Date of	Grant Date Fair Value of Stock and Option
Name	Grant Date	Committee Action	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#) (2)(3)	Options (#)	Awards ($/Sh)	Grant ($/Sh)	Awards ($)(5)
Eric C. Salzman	1/17/23	12/27/22	—	—	—	—	—	—	125,000	—	—	—	390,625
	3/15/23	3/7/23	—	—	—	—	125,000(4)	—	---	—	—	—	233,125
Mark C. Herndon	3/21/23	3/7/23	—	171,000	—	—	—	—	—	—	—	—	—

(1)

This award was made to Mr. Herndon under our 2023 MIP. There was no mandatory minimum award payable under our 2023 MIP other than in connection with a termination of employment as specified in a named executive officer’s employment agreement. The amount in the table payable to Mr. Herndon represents a payout that might have been achieved based on performance at target performance levels. The actual payment under his award, which has already been determined and was paid in January 2024, is included for 2023 in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.  Payments under the 2023 MIP were paid in cash.

(2)

The vesting of equity awards may be accelerated, as applicable, upon death, permanent disability, termination of employment for good reason or without cause, or termination of employment in connection with a change in control.  Further information regarding the equity awards that are subject to acceleration of vesting in each circumstance can be found below under “Potential Payments upon Termination or Change in Control.”

(3)

The 125,000 shares of restricted stock vested in 12 equal installments commencing on the grant date and on the 15th day of each month thereafter, ending on December 15, 2023. The equity grants reported in this table were granted under our 2014 Equity Compensation Plan.

(4)

On March 15, 2023, Mr. Salzman received a performance stock unit grant representing a right to receive 125,000 shares of Safeguard’s common stock.  The vesting terms of such grant were based on the Committee’s discretion and if certain performance criteria were achieved by December 31, 2023.  After reviewing Safeguard’s performance against such criteria, the Committee approved the vesting of all 125,000 of performance stock units and the underlying shares of Safeguard’s common stock were issued in December 2023.  The grant date fair value for the PSUs was computed assuming the highest level of performance conditions will be achieved.

(5)

The amounts in this column represent the grant date fair value of the awards computed in accordance with FASB ASC Topic 718.  The assumptions used by us in calculating these amounts are incorporated by reference to Note 6 to our Consolidated Financial Statements in our Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End — 2023

There were no equity awards made to our named executive officers that were outstanding at December 31, 2023.

Option Exercises and Stock Vested — 2023

The following table shows restricted stock awards that vested during 2023. No stock options were exercised during 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Eric C. Salzman	–	–	125,000	$139,730
	–	–	189,000	$401,577
Mark A. Herndon	–	–	–	–

(1)

The value realized on exercise is determined by multiplying the number of shares acquired on exercise by the difference between the exercise price and the average of the high and low trading prices of Safeguard’s common stock, as reported on Nasdaq on the exercise date, or, for those shares that were sold upon exercise of the options, the difference between the sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)

The value realized on vesting is determined by multiplying the number of shares vested by the average of the high and low trading prices of Safeguard’s common stock, as reported on Nasdaq on each vesting date.

Potential Payments upon Termination or Change in Control

Each of Mr. Salzman and Mr. Herndon entered into a Termination Letter Agreement with us on December 15, 2023.  Pursuant to the Termination Letter Agreements, each of Messrs. Salzman and Herndon will receive COBRA coverage under the Company’s medical insurance program for up to six months starting from January 1, 2024. The Termination Letter Agreements also provide for customary confidentiality and mutual non-disparagement obligations, as well as a release of claims, subject to certain exclusions, and other customary provisions.

In addition, under the Termination Letter Agreement with Mr. Salzman, 125,000 performance based restricted stock units previously granted to Mr. Salzman will vest in full effective as of December 15, 2023, and pursuant to the Termination Letter Agreement with Mr. Herndon, he received a cash payment of: (i) $142,500, which is equal to six months of his base annual salary, and (ii) $171,000 as his incentive plan compensation under the Company’s Management Incentive Plan.

No other payments upon termination or change of control are owed to Messrs. Salzman, Herndon or Dow.

Pay vs. Performance.

The following table and accompanying disclosures set forth information regarding the compensation actually paid to our named executive officers, as calculated in accordance with SEC rules and regulations, and certain financial performance of Safeguard. See “Compensation Discussion and Analysis” for further information on compensation arrangements for our named executive officers.

Year	Summary Compensation Table Total For PEO ($)(1)(2)	Compensation Actually Paid to PEO ($)(3)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($)(1)(2)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($)(4)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return(5)	Net Income (Loss) ($)
2023	910,157	1,060,899	474,695	474,695	$17.71	(9,828,000)
2022	$945,572	968,210	465,401	465,401	$48.59	(14,263,000)
2021	$965,448	1,724,037	922,242	922,242	$115.20	27,004,000

(1)

Eric Salzman, our Chief Executive Officer served as principal executive officer (PEO) for the fiscal years ended December 31, 2023, 2022 and 2021.  Mark Herndon, our Chief Financial Officer, served as our non-PEO named executive officer for the fiscal years ended December 31, 2023, 2022 and 2021.

(2)	Amounts reported in these columns represent the total compensation reported in the Summary Compensation Table for the applicable year for Messrs. Salzman and Herndon, as applicable.

(3)

To calculate compensation actually paid to the PEO, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year.  We did not distribute any dividends on unvested equity awards during the fiscal years ended December 31, 2023, 2022 and 2021.  A reconciliation of the adjustments for Mr. Salzman is set forth below:

Year	Summary Compensation Table Total ($)	(Minus) Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year ($)	Plus Fair Value as of Fiscal Year-End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year ($)	Plus/(Minus) Change in Fair Value as of Fiscal Year-End of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years ($)	Plus Fair Value as of Vesting Date of Stock Awards and Option Awards Granted in Fiscal Year that Vested During Fiscal Year ($)	Plus/ (Minus) Change in Fair Value as of Vesting Date of Stock Awards and Option Awards Granted in Prior Fiscal Years for which Applicable Vesting Conditions Were Satisfied During Fiscal Year ($)	(Minus) Fair Value as of Prior Fiscal Year-End of Stock Awards and Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year ($)	Equals Compensation Actually Paid ($)
2023	910,157	(390,625)	-	-	341,307	1,600	-	862,439
2022	945,572	(426,000)	198,400	-	264,688	(14,450)	-	968,210
2021	965,448	(312,101)	-	617,950	452,740	-	-	1,724,037

(4)

Mr. Herndon did not receive any equity awards during the fiscal years ended December 31, 2023, 2022 or 2021.  Therefore, no adjustments were required to be made to his total compensation reported in the Summary Compensation Table.

(5)

Assumes an investment of $100 on December 31, 2020.  The closing prices of Safeguard’s common stock as reported on the NYSE composite tape or Nasdaq, as applicable, on the following trading days were: (i) $6.38 on December 31, 2020; (ii) $7.35 on December 31, 2021; (iii) $3.10 on December 30, 2022; and $0.78 on December 29, 2023.  In December 2023, we declared and paid a $0.35 per share special dividend.

In January 2018, Safeguard ceased deploying capital into new opportunities in order to focus on supporting the existing ownership interests and maximizing monetization opportunities to enable returning value to shareholders. We have considered and taken action on various initiatives including the sale of individual ownership interests, the sale of certain or all ownership interests in secondary market transactions as well as other opportunities to maximize shareholder value.  In December 2019, we declared and paid a $1.00 per share special dividend.  In 2021, we repurchased 4.5 million shares through a combination of open market purchases and a tender offer for an aggregate of $40.7 million resulting in an average price of $8.95 per share.  In 2022, we repurchased 711,481 shares for $2.9 million at an average price of $4.13 per share through subsequent open market repurchase plans.  In December 2023, we declared and paid a $0.35 per share special dividend.  On December 15, 2023, Safeguard held a Special Meeting of Shareholders (the “Special Meeting”) at which shareholders adopted amendments to the Company's Article of Incorporation to effect a reverse stock split, followed immediately by a forward stock split of the Company's common stock. Upon the adoption of the Amendments to the Articles of Incorporation at the Special Meeting, on December 15, 2023, the Company’s Board of Directors (the “Board”) determined the reverse stock split ratio to be 1-for-100 and the forward stock split ratio to be 100-for-1 (collectively, “Stock Split Ratios”), which were within the ranges approved by the Company’s shareholders at the Special Meeting. The Company subsequently filed the Amendments to the Articles of Incorporation with the Pennsylvania Department of State to effectuate the Stock Splits with such Stock Split Ratios.

The Stock Splits had the effect of reducing the number of record holders of the Company’s common stock to a number below 300 (i.e., the level at or above which the Company is required to file reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

The Board also determined to give effect to the Transaction (as defined below). The actions the Company would take to suspend, and events that occur as a result of such actions that would have the effect of suspending, the Company’s reporting obligations under the Exchange Act, including effectuating the Stock Splits, delisting the Company’s common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), as described below, terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending the Company’s reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to as the “Transaction.”

On December 15, 2023, the Board also approved the Company voluntarily delisting its common stock from trading on Nasdaq and deregistering its common stock under Section 12(b) of the Exchange Act by filing Form 25 (Notification of Removal From Listing and/or Registration under Section 12(b) of the Exchange Act) with the SEC. The Company filed Form 25 on February 2, 2024 and the Company’s common stock was delisted from trading on Nasdaq effective as of February 9, 2024.  On February 20, 2024, the Company filed Form 15 with the SEC certifying that it has less than 300 shareholders of record, which terminated the registration of the Company’s common stock under Section 12(g) of the Exchange Act.

Effective February 12, 2024, the Company’s common stock qualified to trade on the OTCQX Best Market (the “OTC”).  Any trading in the Company’s common stock now occurs only in privately negotiated sales and on the OTC. There is no guarantee, however, that a broker will continue to make a market in the common stock and that trading of the common stock will continue on the OTC or otherwise.

With respect to Safeguard’s current ownership interests, the majority of such ownership interests, which primarily consist of technology driven businesses, have a history of operating losses and/or limited operating history.  In addition, many have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations.  As provided in this Annual Report on Form 10-K, such circumstances, taken together with the principles of accounting for such ownership interests, can result in Safeguard’s net income varying considerably from year to year.

Given the forgoing strategy implemented in 2018 and the nature of Safeguard’s net income, Safeguard does not include total shareholder return or net income in its compensation policies.  Instead, with respect to the PEO, compensation primarily includes: (i) base salary, (ii) restricted stock awards that vest and are paid subject to the PEO’s continued employment and (iii) performance stock unit grants that vest based on the Compensation Committee’s discretion and if certain performance criteria related to the furtherance of the foregoing strategy are achieved.  With respect to Safeguard’s other NEO, compensation primarily includes: (i) base salary and (ii) a bonus under Safeguard’s MIP, which is based on the Compensation Committee’s discretion and if certain performance criteria related to the furtherance of the foregoing strategy are achieved.

Board Compensation. During 2023, each of our directors was compensated for his or her service as a director through payments as shown in the table below:

Amount
Compensation Item	($)
Annual Board Retainers (payable relative to a full year of Board service):
Chairman of the Board	110,000
Other Directors	50,000

Additional Annual Chairperson Retainers (payable relative to a full year of committee service):
Audit Committee	15,000
Compensation Committee	10,000
Nominating & Corporate Governance Committee	10,000

The foregoing amounts were not paid in cash and were instead paid in the form of our common stock based upon the average closing price of a share of our common stock on Nasdaq for the 20 consecutive trading days immediately preceding the grant date.

Directors’ fees are paid quarterly, in arrears, and retainers are prorated based on actual days of service relative to a full year of Board service or the service period during which the fees were in effect. We also reimburse our directors for expenses they incur, if any, to attend our Board and committee meetings and for attendance at one director continuing education program during each calendar year or the reasonable cost of one year’s membership in an organization that is focused on director education.

Each director serving on the Board on June 30, 2023 also received 44,947 shares of restricted stock, which had a value of $75,000 based upon the average closing price of a share of our common stock on Nasdaq for the 20 consecutive trading days immediately preceding June 30, 2023.  These annual restricted stock service grants are fully vested at issuance for directors who have reached age 65 and otherwise vest on the first anniversary of the grant date or, if earlier, once a director reaches age 65.

Director Compensation – 2023. The following table provides information on compensation earned for services provided during 2023 by each director who served on our Board at any time during 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(1)	Total ($)(1)(3)

Ross D. DeMont	--	132,863	–	–	132,863
Russell D. Glass	--	132,863	–	–	132,863
Joseph M. Manko, Jr.	--	183,907	–	–	183,907
Beth S. Michelson	--	128,004	–	–	128,004
Maureen F. Morrison	--	34,507	--	--	34,507

(1)

The stock awards represent the annual service grant of shares of common stock and shares of common stock issued as compensation for service on the Board during 2023, each computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718).  The fair value of the shares of common stock is determined by multiplying the number of shares of common stock by the average of the high and low trading prices of Safeguard’s common stock on the grant date, as reported on NASDAQ.

(2)	The directors’ aggregate holdings of DSUs, stock options (both vested and unvested), and unvested shares of restricted stock, as of December 31, 2023, were as follows:

Name	DSUs (#)	Restricted Stock (#)	Stock Options (#)
Ross D. DeMont	-	44,947	-
Russell D. Glass	-	44,947	-
Joseph M. Manko, Jr.	-	44,947	-
Beth S. Michelson	-	44,947	-

(3)	Directors also are eligible for reimbursement of expenses incurred in connection with attendance at Board and committee meetings. These amounts are not included in the table above.

Stock Ownership Guidelines. Each non-employee director is expected to own a number of shares of our stock having a value at least equal to a designated multiple of the annual retainer paid to such director for service on our Board. Such ownership is expected to be achieved within the later of five years after an individual’s election to our Board or the fifth anniversary following any increase in the required multiple of the annual retainer. Since 2012, the equity position threshold in our stock that is required to be held by non-employee directors is three times the annual Board retainer. No sales of stock are permitted during the period in which the ownership requirement has not been met (except for limited stock sales to meet tax obligations), without the approval of the Board. Shares counted toward these guidelines include:

●	Outstanding shares beneficially owned by the director;
●	Vested shares of restricted stock;
●	Vested DSUs that have been credited to the director; and
●	The net value of shares underlying vested, in-the-money options (“Net Option Value”).

For purposes of calculating the value to be used in monitoring compliance with the ownership guidelines, we utilize (a) the greater of the current value or the cost basis of the shares; (b) the greater of the current value or fees deferred in connection with vested DSUs; and (c) our trailing six-month average share price in determining Net Option Value.

Based on information they have provided to us, each non-employee director serving on the Board during 2023 has achieved the required ownership levels.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material features of our equity compensation plans are described in Note 7 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table shows the number of shares of Safeguard common stock beneficially owned as of March 21, 2024 (unless otherwise indicated), by each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, our directors, persons named in the Summary Compensation Table in this proxy statement and our directors and executive officers as a group. For purposes of reporting total beneficial ownership, shares that may be acquired within 60 days of March 21, 2024 through the exercise of Safeguard stock options are included. On March 21, 2024, there were 16,722,994 shares of common stock outstanding and 8,333 shares underlying stock options held by a former director that were exercisable within 60 days of March 21, 2024.

	Outstanding Shares Beneficially		Options Exercisable	Shares Beneficially Owned Assuming Exercise of	Percent of Outstanding
Name	Owned		Within 60 Days	Options	Shares (1)
Thomas A. Satterfield, Jr. 15 Colley Cove Drive Gulf Breeze, FL 32561	2,089,726		—	2,089,726	12.5%
Contrarian Capital Management, L.L.C. 411 West Putnam Avenue, Suite 425 Greenwich, CT 06830	1,199,204		—	1,199,204	7.2%
First Manhattan Co. 399 Park Avenue New York, NY 10022	1,194,142		—	1,194,142	7.2%
Exploration Capital, LLC 250 East 200 South, Floor 16 Salt Lake City, UT 84111	852,460		---	852,460	5.0%
Halis Family Foundation 150 East 58th Street; 14th Floor New York, NY 10155	843,311		---	843,311	5.0%
Ross D. DeMont	630,978	(2)	—	630,978	3.8%
Russell D. Glass	186,400		—	186,400	*
Joseph M. Manko, Jr.	409,709	(3)	—	409,709	2.4%
Beth S. Michelson	126,352		—	126,352	*
Eric Salzman	415,584		—	415,584	2.5%
Mark A. Herndon	57,469		—	57,469	*
Executive officers and directors as a group (6 persons)	1,826,492		---	1,826,492	10.9%

(1)

Unless otherwise indicated by footnote, each director and named executive officer has the sole power to vote and to dispose of the shares (other than shares held jointly with an individual’s spouse). An * indicates ownership of less than 1% of the outstanding shares. Shareholding information for Contrarian Capital Management, L.L.C., First Manhattan Co., Exploration Capital LLC and Halis Family Foundation is based on information included in the Schedule 13G or Schedule 13G/A filed with the SEC by each such entity. Shareholding information for Thomas A. Satterfield, Jr. is based on information included in the Form 4 filed with the SEC on March 16, 2023.

(2)

Mr. DeMont has sole voting and dispositive power over 287,256 shares directly held and may be deemed to be the beneficial owner of 12,000 shares held in a spousal IRA account, 30,000 shares held in a 401(k) account and 301,722 shares owned by Kenneth Rainin Foundation, which assets are managed by Mr. DeMont’s employer, Rainin Group. Mr. DeMont disclaims beneficial ownership of the shares held by Kenneth Rainin Foundation except to the extent of his pecuniary interest therein.

(3)

Mr. Manko has sole voting and dispositive power over 232,323 shares directly held and may be deemed to be the beneficial owner of 177,386 shares of common stock owned by Horton Capital Partners Fund, L.P. Mr. Manko disclaims beneficial ownership of the shares held by Horton Capital Partners Fund, L.P. except to the extent of his pecuniary interest therein

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Board Independence. During 2023, Safeguard’s common stock was listed on the Nasdaq Stock Market, LLC (“Nasdaq”).  To assist the Board in making independence determinations, the Board has adopted categorical standards that are reflected in our Corporate Governance Guidelines. Generally, under these standards, a director does not qualify as an independent director if any of the following relationships exist:

●

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

●

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

●

The director or someone in the director’s immediate family received, during any 12-month period within the last three years, more than $120,000 in direct compensation from us (other than director and committee fees and pension or other forms of deferred compensation for prior service that are not contingent in any way on continued service);

●

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

●

The director is a current executive officer of a charitable organization to which we have made charitable contributions in any of the charitable organization’s last three fiscal years that exceed the greater of $1 million or 2% of that charitable organization’s consolidated gross revenues.

The Board has determined that Ross D. DeMont, Russell D. Glass, Joseph M. Manko, Jr. and Beth S. Michelson meet the above independence standards and have no other direct or indirect material relationships with us other than their directorship; therefore, each of such directors is independent within the meaning of Nasdaq listing standards and satisfies the categorical standards contained in our Corporate Governance Guidelines.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by Grant Thornton for the audit of Safeguard’s consolidated financial statements for fiscal year 2023 and fiscal year 2022 and fees billed for audit-related services, tax services and all other services rendered by Grant Thornton for fiscal year 2023 and fiscal year 2022. This table includes fees billed to Safeguard’s consolidated subsidiaries for services rendered by Grant Thornton.

	2023	2022
Audit Fees (1)	$375,000	$357,500
Audit-Related Fees	—	—
Tax Fees (2)	93,340	117,046
All Other Fees	40,979	—
Total	$509,319	$474,546

(1)

Audit fees include fees for professional services rendered in connection with the audit of the consolidated financial statements included in our Annual Report on Form 10-K, the reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and consents.

(2)	Tax fees include the aggregate fees billed by our independent registered public accounting firms for tax consultation and tax compliance services.

The Audit Committee pre-approves each service to be performed by Safeguard’s independent public accounting firm at its regularly scheduled meetings. For any service that may require pre-approval between regularly scheduled meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve services not prohibited by law to be performed by Safeguard’s independent registered public accounting firm and associated fees up to a maximum of $100,000, and the Chairperson communicates such pre-approvals to the Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements and Schedules

Incorporated by reference to Item 8 of this Report on Form 10-K.

(b) Exhibits

The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(c) Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
1.a	Description
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Form 10-Q 4/25/14	3.1
3.1.4	Statement of Designation of Series B Junior Participating Preferred Stock	Form 8-K 2/20/18	3.1
3.1.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation, as amended	Form 8-K 1/22/24	3.1
3.1.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation, as amended	Form 8-K 1/22/24	3.2
3.2	Third Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 2/13/18	3.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2014 Equity Compensation Plan, as amended and restated on March 5, 2014	Form 10-Q 7/25/14	10.1
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Amended and Restated Safeguard Scientifics, Inc. Transaction bonus plan	Form 10-Q 8/12/20	10.6
10.7	Compensation Summary — Non-employee Directors	Form 10-K 3/11/22	10.7
10.8*	Letter Agreement between Safeguard Scientifics, Inc. and Eric Salzman dated January 1, 2023	Form 8-K 1/4/23	10.1
10.9*	Termination Letter Agreement between Safeguard Scientifics, Inc. and Eric Salzman dated December 15, 2023	Form 8-K 12/18/23	10.2
10.10*	Employment Letter Agreement between Safeguard Scientifics, Inc. and Eric Salzman dated December 15, 2023	Form 8-K 12/18/23	10.3

10.11*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Mark Herndon dated September 17, 2018	Form 8-K 9/18/18	99.1
10.12*	Termination Letter Agreement between Safeguard Scientifics, Inc. and Mark A. Herndon dated December 15, 2023	Form 8-K 12/18/23	10.4
10.13*	Employment Letter Agreement between Safeguard Scientifics, Inc. and Mark A. Herndon dated December 15, 2023	Form 8-K 12/18/23	10.5
10.15	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.16	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
10.17	Lease Agreement, effective February 2, 2015, between Safeguard Scientifics, Inc., a Pennsylvania corporation, and Radnor Properties-SDC, L.P., a Delaware limited partnership	Form 10-Q 4/24/15	10.1
10.18	Sublease Agreement, effective March 15, 2019, by and between Safeguard Scientifics, Inc., a Pennsylvania corporation and the subtenant named therein	Form 8-K 3/20/19	10.1
10.19	Letter Agreement between Safeguard Scientifics, Inc. and Rock Creek Advisors, LLC dated December 15, 2023	Form 8-K 12/18/23	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—

31.1	Certification of Mark R. Dow pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Mark R. Dow pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Mark R. Dow pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Mark R. Dow pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
97 †	Compensation Recovery Policy	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—

†	Filed herewith

‡	Furnished herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	/s/ MARK R. DOW
Mark R. Dow
Chief Executive Officer

Dated: March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. DOW	Chief Executive Officer (Principal Executive Officer)	March 26, 2024
Mark R. Dow
/s/ MARK R. DOW	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 26, 2024
Mark R. Dow
/s/ ROSS D. DEMONT	Director	March 26, 2024
Ross D. DeMont
/s/ RUSSELL D. GLASS	Director	March 26, 2024
Russell D. Glass
/s/ BETH S. MICHELSON	Director	March 26, 2024
Beth S. Michelson
/s/ JOSEPH M. MANKO, JR.	Chairman of the Board of Directors	March 26, 2024
Joseph M. Manko, Jr.